Form 10QSB
period 2004-06-30
AER VENTURES INC
filed 2004-08-12
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month period ended June 30, 2004.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number

  333-112447

                                                          AER VENTURES, INC.

            ----------------------------------------------------------------------------------

           (Exact name of small Business Issuer as specified in its charter)

             Nevada

      77-0622733

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

1400-400 Burrard Street

Vancouver, British Columbia, Canada                                                       V3C 3G2

(Address of principal executive offices)

(Postal or Zip Code)

Issuer’s telephone number, including area code:

              604-689-1749

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,248,000 Shares of $0.001 par value Common Stock outstanding as of August 12, 2004.

PART 1 – FINANCIAL INFORMATION

AER Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets

Cash	$19,681	$22,233

Total Assets	$19,681	$22,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$5,408	$3,700

Contingency and Commitments (Notes 5 and 3)

Stockholders’ Equity

Capital Stock:
Common Stock $0.001 par value: 75,000,000 shares authorized;
Issued and outstanding: 5,248,000 common shares	5,248	5,248

Additional Paid In Capital	24,552	24,552

Deficit Accumulated During the Exploration Stage	(15,527)	(11,267)

Total Stockholders’ Equity	14,273	18,533

Total Liabilities and Stockholders’ Equity	$19,681	$22,223

The accompanying notes are an integral part of these interim financial statements.

AER Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From inception
	Three Months	Three Months	Six Months	Six Months	on November 20,
	Ended	Ended	Ended	Ended	2002
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2004	2003	2004	2003	2004

Expenses

General and administrative	$ 18	$544	$1,022	$1,091	$2,869
Professional fees	1,708	–	3,238	420	6,658
Mineral property expenditures (Note 3)	–	–	–	–	6,000

Net Loss for the Period	$(1,726)	$(544)	$(4,260)	$(1,511)	$(15,527)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,248,000	5,000,000	5,248,000	5,000,000

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

 (An Exploration Stage Company)

Statement of Stockholders’ Equity

For The Period from November 20, 2002 (Inception) To June 30, 2004

	Common stock		Additional Paid in	Deficit Accumulated during Exploration
	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash at $0.001 per share – March 31, 2003	5,000,000	$5,000	$ -	$ -	$5,000

Issuance of common stock for cash at $0.10 per share – August 28, 2003	239,000	239	23,661	-	23,900
Issuance of common stock for cash at $0.10 per share – August 29, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – September 19, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – November 20, 2003	1,000	1	99	-	100

Net loss, initial period ended December 31, 2003	-	-	-	(11,267)	(11,267)

Balance, December 31, 2003	5,248,000	5,248	24,552	(11,267)	18,533

Net loss, six month period ended June 30, 2004 (unaudited)	-	-	-	(4,260)	(4,260)

Balance, June 30, 2004 (unaudited)	5,248,000	$5,248	$24,552	$(15,527)	$14,273

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
	Six months	Six months	Inception on
	Ended	Ended	November 20,
	June 30,	June 30,	2002 to
	2004	2003	June 30, 2004

Cash Flows from Operating Activities

Net loss for the period	$(4,260)	$(1,511)	$(15,527)
Changes in working capital assets and liabilities

Increase in accounts payable and accrued liabilities	1,708	1,050	5,408
-
Net Cash Flows Used in Operating Activities	(2,552)	(461)	(10,119)

Cash Flows from Financing Activities

Issuance of common stock for cash	-	5,000	29,800

Net Cash Flows from Financing Activities	-	5,000	29,800

Increase (decrease) in cash	(2,552)	4,539	19,681

Cash – beginning of period	22,233	-	-

Cash – end of period	$19,681	$4,539	$19,681

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2004

(Unaudited)

1.

Nature of Operations and Basis of Presentation

The Company was incorporated in the State of Nevada on November 20, 2002 and is in the business of exploration and, if warranted, development of mineral properties.  The Company owns a 100% interest in 11 contiguous lode mineral claims collectively known as the Long Canyon property (the “Property”) (see Note 3).  The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves and the ability of the Company to obtain necessary financing complete the development of those reserves, and upon future profitable production.  To date, the Company has not generated any revenues from operations and will require additional funds to meet its obligations and the costs of its operations.  As a result, significant losses are anticipated prior to the generation of any revenues.

The Company's future capital requirements will depend on many factors, including costs of exploration of the Property, cash flow from operations, costs to complete mine production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.  Further, the Company does not have sufficient funds on hand to complete the exploration of the Property.

The Company will depend almost exclusively on outside capital to complete the exploration of the Property. Such outside capital may include the sale of additional common stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders.  The Company does not have any arrangements in place for any future equity financing.

Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2004, the Company had working capital of $14,273. A minimum of $2,000 per quarter is needed to cover expenses and $10,000 is budgeted for Phase I exploration on Long Canyon property. While the Company has sufficient working capital to operate for the next year, it will require additional funding to conduct Phase II exploration on the Long Canyon property.  The Company expects to raise additional funds in the next twelve months through the issuance of shares for cash.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 8, 2004.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2004

(Unaudited)

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

(b)

Year End

The Company’s fiscal year end is December 31.

(c)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(f)

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date the Company has not established any proven reserves on its mineral properties.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2004

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(g)

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.  As the Company did not grant any stock options during the period no pro-forma disclosure has been provided.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.  In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.  FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2004

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(h)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As there are no potentially dilutive shares, the diluted net loss per share has not been calculated.

(i)

Financial Instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company is not currently exposed to any significant credit risk or currency risk.

(j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)

Unaudited Interim Financial Statements

These accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2003 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

3.

Mineral Properties

By an agreement dated September 30, 2003 the Company acquired a 100% interest in nine mineral claims located in Blaine County, Idaho (the “Long Canyon Property”) in consideration of payment to the Vendor of $6,000 and granting to the vendor a 3% Net Smelter Interest in all metals and minerals commercially produced from the claims.   There are no work commitment obligations included in the agreement with the Vendor.   The Company plans to conduct an exploration program, in two phases, on the Long Canyon property consisting of geologic mapping (phase one) and a gravity survey and an induced polarization survey (phase two) at an anticipated cost for the phase one program of approximately $10,000 for the phase one program and $25,000 for the phase two program.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2004

(Unaudited)

4.

Related Party Transactions

During the initial period ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by a director of the Company.

There were no related party transactions during the six-month period ended June 30, 2004.

5.

Income Tax

The Company has incurred operating losses in the period from inception to June 30, 2004 of approximately $15,000 (unaudited) which may be available to offset future taxable income and will expire in 2018 if not utilized.  The Company has adopted FASB No. 19 for reporting purposes.  The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Forward-Looking Statements

This Form 10-QSB includes -"forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Plan of Operation

The Company was organized as a Nevada corporation on November 20, 2002 for the purpose of acquiring and exploring mineral properties.

We own a 100% interest, subject to a 3% net smelter returns interest, in nine lode mineral claims comprising the Long Canyon property.  We do not own or lease any property other than the Long Canyon property.

There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

We plan to conduct the recommended phase one and two exploration programs on the Long Canyon property consisting of geologic mapping, a gravity survey and an induced polarization survey.  We anticipate that the phase one program, which is comprised of mapping and analysis, will cost approximately $10,000, while the phase two program, which involves gravity and induced polarization surveys, will cost approximately $25,000.  To date, we have not commenced exploration on the Long Canyon property.

The recommended phase one exploration program will consist of our consulting geologist plotting past exploration data respecting the Long Canyon property on a map.  The geologist will employ grid emplacement in conducting the mapping.  Grid emplacement involves dividing a portion of the property being explored into small sections.  We have not yet retained a geologist to conduct this work program on our behalf and have no arrangements in this regard.

The phase two program will consist of a gravity survey and an induced polarization survey.  A gravity survey measures minute differences in the pull of gravity at the earth's surface. The gravitational strength depends on the relative density of the underlying soil and rock formations.  High gravity readings may indicate the presence of the metals that we are seeking.  Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies.  Readings can indicate the presence of certain types of mineral deposits.

We are able to proceed with the first phase of the exploration program without additional financing.  Subject to retaining a consulting geologist to oversee the program, we expect to commence this program in October 2004.   We anticipate this program to take approximately 30 days, including the interpretation of all data collected. Subject to financing, we anticipate proceeding with the phase two exploration program consisting of a gravity and an induced polarization survey in early 2005.

We will require additional funding in order to proceed with the proposed phase two surveys and the phase three drilling program. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.  We believe that debt financing will not be an alternative for funding the complete exploration program.  We do not have any arrangements in place for any future equity financing.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•

our ability to raise additional funding

•

the market for base minerals such as zinc, copper and silver

•

results of our proposed exploration programs on the Nagunagisic Lake property

•

our ability to find joint venture partners for the development of our property interests

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities.  In the event no other such opportunities are available, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods.  These estimates and assumptions are affected by management’s application of accounting policies.

Mineral Properties

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date the Company has not established any proven reserves on its mineral properties.

Results of Operations for Period Ending June 30, 2004

We have not earned any revenues from our incorporation on November 20, 2002 to June 30, 2004.  We do not anticipate earning revenues unless we enter into commercial production on the Long Canyon property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $15,527 for the period from our inception on November 20, 2002 to June 30, 2004. These operating expenses were comprised of $6,000 in mineral property expenditures, $6,658 in professional fees related to completion of an SB-2 Registration Statement with the United States Securities and Exchange Commission, and $2,869 in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2004, we had cash on hand of $19,681 and accounts payable and accrued liabilities of $5,408, which consisted of accounts payable of $4,708 and $700 due to related parties.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

An  evaluation  was  conducted  under  the  supervision  and  with  the participation of the Company's  management,  including  Stuart Rogers,  the Company's  Chief  Executive  Officer,  of  the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures as of June 30, 2004.  Based on that  evaluation, Mr.  Rogers concluded that the Company's disclosure  controls and procedures were effective as of such date to ensure  that  information  required  to be  disclosed  in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported  within the time periods  specified in Commission rules and forms.  Such officers also confirm that there was no change in the Company's internal  control over  financial  reporting  during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to the Company’s previously filed Form SB-2.

Exhibit

Number

Description

Status

  3.1

Articles of Incorporation

Filed

  3.2

Bylaws

Filed

 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Included

 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Included

 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant           Included

to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant           Included

to Section 906 of the Sarbanes-Oxley Act of 2002

During the period, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AER Ventures, Inc.

/s/ Stuart Rogers

------------------------------

Stuart Rogers, President