Form 10QSB
period 2004-09-30
AER VENTURES INC
filed 2004-11-12
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended September 30, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,248,000 Shares of $0.001 par value Common Stock outstanding as of November 12, 2004.

PART 1 – FINANCIAL INFORMATION

AER Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	September 30 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets

Cash	$14,232	$22,233

Total Assets	$14,232	$22,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$700	$3,700

Contingency and Commitments (Notes 1 and 3)

Stockholders’ Equity

Capital Stock:
Common Stock $0.001 par value: 75,000,000 shares authorized;
Issued and outstanding: 5,248,000 common shares	5,248	5,248

Additional Paid In Capital	24,552	24,552

Deficit Accumulated During the Exploration Stage	(16,268)	(11,267)

Total Stockholders’ Equity	13,532	18,533

Total Liabilities and Stockholders’ Equity	$14,232	$22,223

The accompanying notes are an integral part of these interim financial statements.

AER Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From inception
	Three Months	Three Months	Nine Months	Nine Months	on November 20,
	Ended	Ended	Ended	Ended	2002
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to September 30,
	2004	2003	2004	2003	2004

Expenses

General and administrative	$206	$562	$1,228	$1,653	$3,075
Professional fees	535	–	3,773	420	7,193
Mineral property expenditures (Note 3)	–	6,000	–	6,000	6,000

Net Loss for the Period	$(741)	$(6,562)	$(5,001)	$(8,073)	$(16,268)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,248,000	5,090,283	5,248,000	5,090,283

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

 (An Exploration Stage Company)

Statement of Stockholders’ Equity

For The Period from November 20, 2002 (Inception) To September 30, 2004

	Common stock		Additional Paid in	Deficit Accumulated during Exploration
	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash at $0.001 per share – March 31, 2003	5,000,000	$5,000	$ -	$ -	$5,000

Issuance of common stock for cash at $0.10 per share – August 28, 2003	239,000	239	23,661	-	23,900
Issuance of common stock for cash at $0.10 per share – August 29, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – September 19, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – November 20, 2003	1,000	1	99	-	100

Net loss, initial period ended December 31, 2003	-	-	-	(11,267)	(11,267)

Balance, December 31, 2003	5,248,000	5,248	24,552	(11,267)	18,533

Net loss, nine month period ended September 30, 2004 (unaudited)	-	-	-	(5,001)	(5,001)

Balance, September 30, 2004 (unaudited)	5,248,000	$5,248	$24,552	$(16,268)	$13,532

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
	Nine months	Nine months	Inception on
	ended	ended	November 20,
	September 30,	September 30,	2002 to
	2004	2003	Sept. 30, 2004

Cash Flows from Operating Activities

Net loss for the period	$(5,001)	$(8,073)	$(16,268)
Changes in working capital assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	(3,000)	6,525	700
-
Net Cash Flows Used in Operating Activities	(8,001)	(1,548)	(15,568)

Cash Flows from Financing Activities

Issuance of common stock for cash	-	29,700	29,800

Net Cash Flows from Financing Activities	-	29,700	29,800

Increase (decrease) in cash	(8,001)	28,152	14,232

Cash – beginning of period	22,233	-	-

Cash – end of period	$14,232	$28,152	$14,232

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2004

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

At September 30, 2004, the Company had working capital of $13,532. A minimum of $2,000 per quarter is needed to cover expenses and $10,000 is budgeted for Phase I exploration on Long Canyon property. While the Company has sufficient working capital to operate for the next year, it will require additional funding to conduct Phase II exploration on the Long Canyon property.  The Company expects to raise additional funds in the next twelve months through the issuance of shares for cash.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 8, 2004.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2004

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

September 30, 2004

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

September 30, 2004

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

(k)

Unaudited Interim Financial Statements

These accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2003 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2004

(Unaudited)

4.

Related Party Transactions

During the year ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by a director of the Company.

There were no related party transactions during the nine-month period ended September 30, 2004.

5.

Income Tax

The Company has incurred operating losses in the period from inception to September 30, 2004 of approximately $16,000 (unaudited) which may be available to offset future taxable income and will expire in 2018 if not utilized.  The Company has adopted FASB No. 19 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

We own a 100% interest, subject to a 3% net smelter returns interest, in nine lode mineral claims comprising the Long Canyon property in Idaho.  We do not own or lease any property other than the Long Canyon property.

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

We are able to proceed with the first phase of the exploration program without additional financing.  Subject to retaining a consulting geologist to oversee the program, we expect to commence this program in April 2005.   We anticipate this program to take approximately 30 days, including the interpretation of all data collected. Subject to financing, we anticipate proceeding with the phase two exploration program consisting of a gravity and an induced polarization survey in the second quarter of 2005.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•

our ability to raise additional funding

•

the market for minerals such as zinc, copper, gold and silver

•

results of our proposed exploration program on our property

•

our ability to find joint venture partners for the development of our property interests

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

Results of Operations for Period Ending September 30, 2004

We have not earned any revenues from our incorporation on November 20, 2002 to September 30, 2004. We do not anticipate earning revenues unless we enter into commercial production on the Long Canyon property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $16,268 for the period from our inception on November 20, 2002 to September 30, 2004. These operating expenses were comprised of $6,000 in mineral property expenditures, $7,193 in professional fees related to completion of an SB-2 Registration Statement with the United States Securities and Exchange Commission and subsequent filing obligations, and $3,075 in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2004, we had cash on hand of $14,232 and accounts payable and accrued liabilities of $700, which represented $700 due to related parties.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

An  evaluation  was  conducted  under  the  supervision  and  with  the participation of the Company's  management,  including  Stuart Rogers,  the Company's  Chief  Executive  Officer,  of  the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures as of September 30, 2004.  Based on that evaluation, Mr. Rogers concluded that the Company's disclosure  controls and procedures were effective as of such date to ensure  that  information  required  to be  disclosed  in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported  within the time periods  specified in Commission rules and forms.  Such officers also confirm that there was no change in the Company's internal  control over  financial  reporting  during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II- OTHER INFORMATION

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