Form 10KSB
period 2004-12-31
AER VENTURES INC
filed 2005-04-14
CIK 1277270

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE

ACT OF 1934

For the transition period from ___________ to __________

COMMISSION FILE NUMBER:  000-31639

AER VENTURES, INC.

(Name of small business issuer in its charter)

Nevada	77-0622733
(State or jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1400-400 Burrard Street, Vancouver, B.C.   V6C 3G2

(Address of principal executive offices)  (Postal or Zip Code)

(604) 689-1749

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

Check mark whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [x]

The issuer had revenues of Nil for the fiscal year ended December 31, 2004.

Of the 5,248,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2005, 2,248,000 shares are held by non-affiliates.  Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

AER VENTURES, INC.

TABLE OF CONTENTS

PART I

Item

Item 1

Description of Business......................................3

Item 2

Description of Property......................................4

Item 3

Legal Proceedings............................................9

Item 4

Submission of Matters to a Vote of Security Holders..........9

PART II

Item 5

Market for Common Equity and Related Stockholder Matters.....9

Item 6

Management’s Discussion and Analysis or Plan of Operation...10

Item 7

Financial Statements........................................17

Item 8

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure....................................17

Item 8A

Controls and Procedures.....................................17

PART III

Item 9

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act...........18

Item 10

Executive Compensation......................................20

Item 11

Security Ownership of Certain Beneficial Owners and

Management..................................................20

Item 12

Certain Relationships and Related Transactions..............21

Item 13

Exhibits and Reports on Form 8-K............................22

Item 14

Principal Accountant Fees and Services......................23

PART I

Item 1.

Description of Business

Company History and Business

The Company was incorporated on November 20, 2002 in the State of Nevada with a view to acquiring and exploring mineral properties.  We are an exploration stage ompany that proposes to be engaged in the acquisition and exploration of mineral properties.   An "exploration stage company" in the resource industry is involved in the search for mineral deposits on properties without established commercially mineable reserves.

During the balance of 2002 and the first part of 2003, our management reviewed various mineral property interest acquisition opportunities.

On September 30, 2003, we entered into an agreement with Mr. Larry C. Anderson of Moses Lake, Washington, whereby he agreed to sell to us a total of nine mineral claims, known as the  Long Canyon Property, located approximately eight miles northeast of Carey, Idaho that have the potential to contain copper, zinc, gold and silver mineralization or deposits.  In order to acquire a 100% interest in these claims, subject to a 3% net smelter returns royalty, we paid $6,000 to Mr. Anderson.  A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

To  date,  we  have not discovered an economically viable  mineral deposit  on  the  Long Canyon property,  and  there  is  no assurance that we will discover one.  Further exploration will be required before a final evaluation as to the economic feasibility is determined.

Even if we complete our proposed exploration programs on the Long Canyon property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

On June 8, 2004 the Issuer’s Form 10-SB Registration Statement with the United States Securities and Exchange Commission became effective and as a result the Company is subject to the regulations governing reporting issuers in the United States.

Item 2.

Description of Property

Description, Location and Access

The Long Canyon Property is located along the northern margin of the Snake River plain, approximately eight miles northeast of Carey, Blaine County, Idaho at an approximate latitude and longitude of 43º24' north and 113º51' west.   The property may be accessed by proceeding northeast from Carey on U.S. 93 for two miles, then travelling north on the gravel-surfaced Road Canyon road for 5.5 miles and finally by proceeding southeast on a single-track dirt road for approximately three miles. See Figure No 1 on the following page.

Exploration History

Records relating to exploration activities on the Long Canyon Property date back to 1986 when prospectors discovered gossans on the exposed surface of the property.  A gossan is rusty rock on the land surface that indicates the presence of iron.  Because gossans are often associated with mineralization, they tend to be priority targets for exploration.

Cominco American Resources Incorporated ("Cominco") reviewed the property in late 1986 and later acquired an exploration permit and lease option over the property.

In 1987, Cominco completed a work program on the Long Canyon Property which consisted of geological mapping on a 1:6,000 scale, the establishment of a survey grid with 400 feet line spacing (200 feet on line stations), soil sampling and a geophysical orientation survey using HLEM and magnetics. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

A HLEM, or horizontal loop electromagnetic survey, is a type of electromagnetic survey that detects how rocks respond to specific electrical frequencies.  Magnetic surveys involve searching for changes in the magnetic field over property areas.  Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phyrhotite, hematite and magnetite.  These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

133° 50'
West Fork
Fish Creek
AREA OF FIGURE
STINTON HILL
Fish Creek Reservoir
43° 25'
LONG CANYON
LONG CANYON PROPERTY
LAKE HILLS
ROAD CANYON
Creek
26
93
Huff Creek
Fish
Huff Lake
Carey Lake
CAREY
airstrip
Little Wood River
23
26
0
1
2
MILES
SALMON
CHALLIS
STANLEY
MACKAY
SUN VALLEY
KETCHUM
ARCO
HAILEY
FAIRFIELD
CAREY
PROPERTY LOCATION

AER VENTURES, INC.

LONG CANYON PROPERTY

INDEX MAP
PROPERTY LOCATION

LONG CANYON	BLAINE COUNTY, IDAHO
SCALE: AS SHOWN	DATE: MARCH 1999
DRAWN BY:	FIGURE No. 1

In 1988, additional geologic mapping was conducted at scales of 1:6,000 and 1:2,400.  As well, the 1987 soil grid was expanded and additional soil samples were taken.  Samples are chosen if they appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel.  All samples gathered are usually sent to a laboratory where they are crushed and analysed for metal content.

A total of 144 rock samples and 765 soil samples were collected from the Long Canyon Property which covered the area of the main gossan showing.  Sample results established anomalous levels of lead and zinc, and to a lesser degree copper, silver, gold and barium within or near the gossan boundaries.  Surface samples of oxidized material on the Long Canyon Property returned maximum values of 0.206 parts per million ("ppm") gold, 3.41 ppm silver, 322 ppm copper, 5,570 ppm lead and 6,810 ppm zinc.

In addition, Cominco completed three diamond drill holes totalling 1,664 feet as well as a detailed HLEM geophysical survey on a portion of the property.  One of the drill holes, Hole LC-3, entered a granodiorite stock at 250 feet, a segment of which contained significant copper, zinc and molybdenum levels.  The intrusive drilled by Hole LC-3 may represent part of a concealed porphyry deposit.  A porphyry is a rock type that contains conspicuous crystals in a fine-grained pattern.  Many copper and gold deposits are contained in porphyry structures.

Cominco's consulting geologists recommended additional exploration which would include geologic mapping, 1,900 feet of trenching and 2,500 feet of drilling, and further investigation of porphyry mineralization in drill hole LC-3. However, no known additional work was conducted on the Long Canyon Property by Cominco after 1988.

Subsequent to 1989, the claims comprising the Long Canyon Property became inactive.  In 1995, Verde Ltd. staked three claims covering the gossans and subsequently leased them to Doe Run Company.  During 1996, Doe Run Company conducted geologic mapping, completed four in-fill soil lines, collected 21 soil samples and completed two diamond drill holes approximately 500 feet west of the main gossan exposed surface trend.  Doe Run Company did not test any of Cominco's proposed drill sites.  No further work was recommended.

Geological Assessment Report: Long Canyon Group Property

We have obtained a geological summary report on the Long Canyon property that was prepared by Mr. Douglas G. Baker, B.Sc. (Geology) of Nezperce, Idaho. The geological report summarizes the results of the prior exploration on the Long Canyon property and makes a recommendation for further exploration work.

In his report, Mr. Baker concludes that the Long Canyon property has substantial merit as a potential setting for a copper, zinc, gold and silver deposit due to the presence of a large gossan on the property surface.  A gossan is rusty rock on the land surface that indicates the presence of iron.  Because gossans are often associated with mineralization, they tend to be priority targets for exploration.

The discovery of gossan on the surface of the Long Canyon Property and subsequent exploration efforts indicate the potential of the property to host a copper-zinc-silver-gold deposit.

Mr. Baker, the author of the most recent geological report on the Long Canyon property, believes that the significance and magnitude of gossan in the Long Canyon area warrants further exploration.  The report recommends a three phase exploration program to further evaluate the Long Canyon Property.

Phase I would consist of geological mapping.  Geological mapping involves plotting previous exploration data relating to the Long Canyon Property on a map in order to determine the best property locations to conduct subsequent exploration work.

Phase II would consist of a gravity survey down Long Canyon and an induced polarization survey over soil anomalies on the property.  A gravity survey measures minute differences in the pull of gravity at the earth's surface. The gravitational strength depends on the relative density of the underlying soil and rock formations.  High gravity readings may indicate the presence of the metals that we are seeking.

Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies.  Readings can indicate the presence of certain types of mineral deposits.

Phase III would consist of diamond drilling targets generated by the contingent success of the first two phases. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths.  Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Proposed Budget

Approximate costs for the recommended three phase program are as following:

Phase One:  Geological Survey

Mapping:

 $6,000.00

Analytical:

 $1,000.00

Transportation:

 $1,000.00

Accommodation:

 $1,000.00

Mobilization/Demobilization:

 $1,000.00

Total Phase I Costs:

$10,000.00

Phase Two:  Geophysical Survey

Gravity Survey:

$15,000.00

Induced Polarization Survey:

$10,000.00

Total Phase II Costs:

$25,000.00

Phase Three:  Diamond Drilling Survey

Mobilization/Demobilization:

  $2,000.00

Drilling:

 $40,000.00

Analytical:

  $1,000.00

Personnel:

  $3,400.00

Final Report/Drafting:

  $3,600.00

Total Phase III Costs:

 $50,000.00

Total Program Costs:

 $85,000.00

Compliance with Government and Environmental Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Idaho specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 3.

Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.

Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the iscal year ended December 31, 2004.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock became eligible to trade on the NASD’s OTC Bulletin Board on March 8, 2005but has not yet commenced trading.  Our trading symbol is “AERR”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Stock

On December 31, 2004, there were approximately 35 holders of record of our common stock and 5,248,000 shares outstanding.  There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 35 registered shareholders at December 31, 2004.

There are no outstanding options or warrants to purchase, or securities convertible into our common stock.

Dividends

There  are  no  restrictions in our articles of  incorporation or bylaws  that  prevent  us  from declaring  dividends.  The  Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.    we would not be able to pay our debts as they become due in the usual course of business; or

2.

our  total  assets would be less than the sum  of  our  total liabilities plus the amount that would be needed  to  satisfy the  rights  of  shareholders who  have  preferential  rights superior to those receiving the distribution.

We  have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

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

We are able to proceed with the first phase of the exploration program without additional financing.  Subject to retaining a consulting geologist to oversee the program, we expect to commence this program in

April 2005.   We anticipate this program to take approximately 30 days, including the interpretation of all data collected. Subject to financing and obtaining positive results from the phase one exploration program, we anticipate proceeding with the phase two exploration program, consisting of a gravity and an induced polarization survey, in the third quarter of fiscal 2005.  A decision to proceed with phase three of exploration will be made upon review of the data obtained from phase two of the exploration program and be dependent upon achieving favorable results.  It will also be subject to availability of the necessary funding.

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

Mineral Properties

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration and environmental remediation programs will be accrued over the life of the project.  To date the Company has not established any proven reserves on its mineral properties.

Results of Operations for Year ending December 31, 2004

We did earn any revenue during the years ended December 31, 2004 and 2003.  We do not anticipate earning revenues unless we enter into commercial production on the Long Canyon property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $21,782 during the period ended December 31, 2004 (2003 -  $11,267.)   This amount was comprised of general and administrative expense of $2,248 (2003 - $1,847) and professional fees of $19,534 (2003 - $3,420), with the increase in professional fees during the current fiscal year due to legal fees incurred for completion of an SB-2 Registration Statement with the United States Securities and Exchange Commission.  As this filing was declared effective in June, 2004, we expect that the amount of professional fees that we incur will be less in fiscal 2005.

During the fiscal year ended December 31, 2003 we incurred $6,000 in mineral property expenditures; there were no mineral property expenditures during the current fiscal period.

Liquidity and Capital Resources

At December 31, 2004, we had cash on hand of $13,212 and accounts payable and accrued liabilities of $16,461, which includes $700 due to related parties.  This compares to cash on hand at December 31, 2003 of $22,233 and accounts payable and accrued liabilities of $3,700, which included $700 due to related parties.

The Issuer does not plan make any significant purchases of any equipment or anticipate any significant changes in the number of its employees in the current fiscal year. We anticipate spending approximately an average of $1,000 per month for accounting, legal and general and administrative expenses during the next twelve months. In addition, we will be required to spend approximately $10,000 to complete the phase one exploration program on the Long Canyon property.  As such, our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing. We believe that debt financing will not be an alternative for funding the complete exploration program. Accordingly, there can be no assurance that additional funding will be available.  In the absence of such financing, our business plan will fail.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Long Canyon property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 12, 2005, we had cash in the amount of $5,468.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Long Canyon property.  We will require additional financing in order to determine whether the property contains economic mineralization and to cover our anticipated administrative costs.  We will also require additional financing if the costs of the exploration of the Long Canyon property are greater than anticipated.  Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper, zinc, silver and gold investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Long Canyon property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Long Canyon property. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on November 20, 2002 and to date have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Long Canyon property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves of copper is extremely remote.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  In all probability, the Long Canyon property does not contain any reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.  OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE  AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2004 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE LONG CANYON PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Long Canyon property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production.  We may not be able to obtain such financing.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Idaho mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Long Canyon property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 57.2% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 57.2% of the outstanding shares of our common stock.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Stuart Rogers only spends approximately 10% of his business time providing his services to us. While Mr. Rogers presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Rogers from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no certainty that a market will develop. Our common stock is now eligible to trade on the over-the-counter bulletin board under the symbol “AERR” but no market has yet developed for our stock.  Our shares have not yet traded on the bulletin board and if no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

The shares of the Issuer constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above in the “Risk Factors” section.

Item 7.

Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years and to the date of change in certifying accountant, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure.  In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

Effective on March 28, 2005, the independent accountants who were previously engaged as the principal accountants to audit the Company’s financial statements, Dale Matheson Carr-Hilton Labonte, Chartered Accountants, were replaced by Jewett, Schwartz and Associates, Certified Public Accountants, to serve as the new principal accountant to certify the Company’s financial statements. The accountant's reports on the financial statements for the fiscal year ended December 31, 2003 neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

The change in principal accountants was disclosed on Form 8K filed with EDGAR and dated April 5, 2005.

Item 8A.

Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company.  There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Age	Director since
Stuart W. Rogers	President, Chief Executive Officer Treasurer and Director	48	November 20, 2002 to present
Paul V. John	Secretary and Director	58	November 20, 2002 to present

Mr. Stuart Rogers has acted as our President, chief executive officer, treasurer, principal accounting officer and as a director since our incorporation.  Mr. Rogers has been involved in the venture capital community since 1987.  Since November 1990, he has acted as the President of West Oak Capital Group, Inc., a privately held investment banking firm specializing in the early stage finance of technology projects through the junior capital markets in Canada and the United States, and has served as a director of client companies listed on the TSX Venture Exchange, the Toronto Stock Exchange, NASDAQ Small Capital Market and NASD OTC Bulletin Board.  These companies included Moving Bytes, Inc. (October 1995 to June 2003), Randsburg International Gold Corp. (July 1998 to August 2001), Brimm Energy Corp. (August 1993 to April 1996), Silvercrest Mines Ltd. (January 2001 to March 2003) and Westfort Energy Ltd. (June 1999 to September 2001). Currently, Mr Rogers acts as a director or officer of the following reporting companies: Consolidated Global Cable Systems, Inc., MAX Resource Corp., InNexus Biotechnology Inc., Randsburg International Gold Corp. and AVC Venture Capital Corp.  Most of his business time is devoted to these companies.

Mr. Rogers does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Rogers devoted approximately 10% of his business time to our affairs in the past year.

Mr. Paul John has acted as our secretary and as a director since our incorporation. Mr. John graduated from the University of Victoria, B.C. with a Bachelor of Arts degree, majoring in Economics and Political Science.  From 1971 to 1979, he worked with the Hudson Bay Company, a national Canadian department store chain, rising to the senior executive level.  In 1980, he acquired a WorkWear World franchise in the interior of British Columbia, developing this initial location into 19 stores in British Columbia and the Yukon Territories, with annual sales of $18 million in 1999.

In 1999, Mr. John sold his chain of WorkWear World stores to Mark’s Work Warehouse, a publicly traded company listed on the Toronto Stock Exchange, and was appointed as General Manager for Western Canada for their Work World franchised locations.  He held this position until 2001, when he was appointed General Franchise Manager for WorkWear

World.  Mr. John continues to act in this position, with most of his business time being devoted to this company.

Mr. John served as a director of Leopardus Resources Inc., an oil and gas company listed on the Vancouver Stock Exchange and NASD OTC Bulletin Board from May 1993 to December 2001; as a director of Canadian Venture Exchange-listed Tearlach Resources Ltd., a mineral exploration company, from May 1991 to March 2001; and as a director of Strathclair Ventures Ltd., an oil and gas exploration company listed on the TSX Venture Exchange, from February 2002 to November 2002.  He currently serves as a director of MAX Resource Corp., a British Columbia and Alberta reporting company involved in mineral property exploration.

Mr. John does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. John devoted approximately 5% of his business time to our affairs in the past year.

Audit Committee Financial Expert

The Issuer does not have an independent audit committee financial expert.  Although having such an expert would be desirable, the Issuer has not been able to retain such an expert and management does not believe such an expert is necessary at this time considering the relative simplicity of its financial statements.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section  16(a) of the Exchange Act requires our executive officers and  directors, and persons who beneficially own more than 10%  of our equity securities, to file reports of ownership and changes in ownership  with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by SEC regulation  to furnish us with copies of all Section  16(a)  forms they  file.  Based on our review of the copies of  such  forms  we received,  we  believe that during the fiscal year ended  December 31,  2004  all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number     Transactions   Known Failures

                               of late      Not Timely     To File a

Name and principal position    Reports       Reported    Required Form

---------------------------  ----------- --------------- --------------

Stuart Rogers

1            0

1

(President and director)

Paul

John

1            0

1

(Secretary and Director)

These initial reports on Form 3 were filed by Stuart Rogers and Paul John on April 13, 2005.

Item 10.

Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Stuart Rogers President CEO Treasurer & Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

The issuer has no employment agreements with its officers.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2004 (5,248,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                                                Amount of

Title of      Name and address                  beneficial     Percent

Class         of beneficial owner               ownership      of class

Common         Stuart Rogers                     2,500,000      47.64%

Stock          President, Chief

               Executive Officer

               Principal Accounting Officer,

               Treasurer and a Director

               400 Burrard Street, Suite 400

               Vancouver, B.C., Canada

Common         Paul John                           500,000       9.53%

Stock          Secretary

               and Director

               1981 Main Street

               Penticton, B.C., Canada

Common         All officers and directors        3,000,000      57.17%

Stock          as a group that consists of         shares

               two people

Item 12.

Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

During the year ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by Stuart Rogers, a director of the Company.  This same private company is owed $700for office expenses it paid on our behalf.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Item 13.

Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

EXHIBIT INDEX

Number

Exhibit Description

3.1         Articles of Incorporation***

3.2         ByLaws*

10.1

Mineral Property Staking and Purchase Agreement dated

September 30, 2003**

14.1

Code of Business Conduct

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed as an exhibit to our registration statement on Form SB-2 dated February 3, 2004

**    Filed as an exhibit to our amended registration statement on

Form SB-2 dated April 6, 2004

***   Filed as an exhibit to our amended registration statement on

Form SB-2 dated May 10, 2004

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed one Report on Form 8K on the EDGAR system dated April 5, 2005.

Item 14.

Principal Accountant Fees and Services

Fiscal Year

Fiscal Year

ended

ended

Dec. 31, 2004

Dec. 31, 2003

Audit Fees

$7,500

$4,700

Audit Related Fees

$1,196

Nil

Tax Fees

Nil

Nil

All Other Fees

Nil

Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  Audit related fees consist of professional services rendered for the review of the financial statements included in each of our quarterly reports on Form 10-QSB.  We did not pay any other fees to our principal accountant during the last two fiscal years.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AER VENTURES, INC.

Dated: April 14, 2005

By:  /s/ Stuart Rogers

Stuart Rogers, Chief Executive Officer , Treasurer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 14, 2005

By:  /s/ Paul John

Paul John, Director

AER VENTURES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2004

Table of Contents

Report of Independent Registered Public Accounting Firm	F – 2-3

Balance Sheet	F – 4

Statements of Operations .…………………………………………………..	F – 5

Statements of Changes in Shareholders' Deficiency.......................................	F – 6

Statements of Cash Flows ………………………………………………..…	F – 7

Notes to Financial Statements	F – 8 -14

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of AER Ventures, Inc.

     We have audited the accompanying balance sheet of AER Ventures, Inc. (an exploration stage Company) as of December 31, 2004 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of AER Ventures, Inc. were audited by other auditors whose report dated January 16, 2004, on those statements included an explanatory paragraph that described factors that raise substantial doubt about the Company’s ability to continue as a going concern.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AER Ventures, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz & Associates

Jewett, Schwartz & Associates

Hollywood, Florida

April 6, 2005

DALE MATHESON

CARR-HILTON LABONTE

C H A R T E R E D   A C C O U N T A N T S

#610 - 938 Howe Street

Vancouver, BC  Canada

V6Z 1N9

Telephone

(604) 682-2778

Facsimile

(604) 689-2778

Email    info@labonteco.com

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of AER Ventures, Inc.

We have audited the balance sheet of AER Ventures, Inc. (an exploration stage company) as at December 31, 2003 and the statements of operations, stockholders’ equity and cash flows for the period from November 20, 2002 (inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the period from November 20, 2002 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated any revenues from operations and requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.

January 16, 2004

AER Ventures, Inc.
(An Exploration Stage Company)
BALANCE SHEET

December 31,
2004

ASSETS

Cash	$ 13,212

TOTAL ASSETS	$ 13,212

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 15,761
Due to related party	700

TOTAL LIABILITIES	16,461

SHAREHOLDERS' DEFICIENCY
Common Stock - $.001 par value; 75,000,000 shares authorized;
5,248,000 issued and outstanding	5,248
Additionial paid-in capital	24,552
Accumulated deficit	(33,049)

TOTAL SHAREHOLDERS' DEFICIENCY	(3,249)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,212

AER VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from November 20, 2002 (inception) to December 31, 2004
	2004	2003

Revenues	$ -	$ -	$ -

Expenses
General and administrative	2,248	1,847	4,095
Professional fees	19,534	3,420	22,954
Mineral property expenditures	-	6,000	6,000

NET LOSS	$ (21,782)	$ (11,267)	$ (33,049)

Net loss per share - basic and diluted	$ (0.00)	(0.00)	(0.01)

Weighted average number of shares
outstanding - basic and diluted	5,248,000	5,112,580	4,309,057

AER Ventures, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock			Accumulated
	75,000,000 shares authorized		Additional	Deficit
	Shares	Par Value	Paid-in	During the
	Issued	$.001 per share	Capital	Exploration stage	Total

BEGINNING BALANCE - November 20, 2002 (Inception)	-	$ -	$ -	$ -	$ -

Issuane of common stock at par	5,000,000	5,000	-	-	5,000

Issuance of common stock at $.10 per share	239,000	239	23,661	-	23,900

Issuance of common stock at $.10 per share	4,000	4	396	-	400

Issuance of common stock at $.10 per share	4,000	4	396	-	400

Issuance of common stock at $.10 per share	1,000	1	99	-	100

Net loss	-	-	-	(11,267)	(11,267)

BALANCE - DECEMBER 31, 2003	5,248,000	$ 5,248	$ 24,552	$ (11,267)	$ 18,533

Net Loss	-	-	-	(21,782)	(21,782)

BALANCE - DECEMBER 31, 2004	5,248,000	$ 5,248	$ 24,552	$ (33,049)	$ (3,249)

F – 6

AER Ventures, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For the period from November 20, 2002 (inception) to December 31, 2004
	2004	2003

Cash Flows from Operating Activities
Net loss	$ (21,782)	$ (11,267)	$ (33,049)
Adjustments to reconcile net loss to cash
flows from operating activities:
Increase in accounts payable and accrued
Liabilities	12,761	3,700	16,461

Net cash used by operating activities	(9,021)	(7,567)	(16,588)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-	-

Cash Flows from Financing Activities
Issuance of common stock	-	29,800	29,800

Net cash used by financing activities	-	29,800	29,800

Change in Cash	(9,021)	22,233	13,212
Cash - Beginning of year	$ 22,233	$ -	$ -
Cash - End of year	$ 13,212	$ 22,233	$ 13,212

Supplemental Disclosures:

Interest paid	$ -	$ -	$ -
Income taxed paid	$ -	$ -	$ -

NOTE 1 – NATURE OF OPERATIONS

Organization

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

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred losses from exploration activities totaling $33,049 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  The Company may seek to obtain short-term loans from its directors as a way of funding cash flow requirements for the next twelve months. Management has plans to seek additional capital through a private placement or public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At December 31, 2004, the Company had a working capital deficit of $3,249. A minimum of $3,000 per quarter is needed to cover expenses and $10,000 is budgeted for Phase I exploration on Long Canyon property.  The Company has insufficient working capital to operate for the next year, and will require additional funding to conduct Phase II exploration on the Long Canyon property.  The Company expects to raise additional funds in the next twelve months through the issuance of shares for cash.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission Guide No. 7.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pr forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2004 and 2003 pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of December 31, 2004 and 2003 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Recent Authoritative Pronouncements

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting.  As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated.  EITF 04-08 did not impact earnings per share in 2004.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005.  Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

 In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, "Inventory Costs."  The new statement amends Accounting Research Bulletin (“APB”) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

F – 1 2

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)”), “Share-Based Payment.”  This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company does not expect the adoption of this SFAS 123(R) to have a material impact relating to outstanding options/warrants since a majority of the awards granted at December 31, 2004 will be fully vested prior to our adoption.

NOTE 3 – MINERAL PROPERTIES

By an agreement dated September 30, 2003 the Company acquired a 100% interest in nine mineral claims located in Blaine County, Idaho (the “Long Canyon Property”) in consideration of payment to the Vendor of $6,000 and granting to the vendor a 3% Net Smelter Interest in all metals and minerals commercially produced from the claims.   There is no work commitment obligations included in the agreement with the Vendor.   The Company plans to conduct an exploration program, in two phases, on the Long Canyon property consisting of geologic mapping (phase one) and a gravity survey and an induced polarization survey (phase two) at an anticipated cost for the phase one program of approximately $10,000 for the phase one program and $25,000 for the phase two program.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by a director of the Company.

NOTE 5- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense

items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2004.

F – 13

There was no income tax expense for the years ended December 31, 2004 and 2003 and for the period November 20, 2002 (inception) through December 31, 2004 due to the Company’s net losses.

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended December 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

		2004		2003		November 20, 2002 (inception) Through December 31, 2004
Computed “expected” tax expense (benefit)	$	( - )	$	( - )	$	( - )
Benefit of operating loss carryforwards		-		-		-
		$-		$-		$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:	2004
Current deferred tax assets	$-
Net operating loss carryforward	11,000
Total gross deferred tax assets	11,000
Less valuation allowance	(11,000)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $33,000 available to offset future taxable income through 2019.

The valuation allowance at December 31, 2004 was $11,000.  The net change in valuation allowance during the year ended December 31, 2004 was an increase of $ 4,000.