Form 10QSB
period 2005-03-31
AER VENTURES INC
filed 2005-05-13
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,248,000 Shares of $0.001 par value Common Stock outstanding as of April 13, 2005.

PART 1 – FINANCIAL INFORMATION

AER Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	March 31 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets

Cash	$10,907	$13,212

Total Assets	$10,907	$13,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$15,761	$15,761
Due to related parties	700	700

Total Liabilities	$16,461	$16,461

Contingency and Commitments (Notes 1 and 3)

Stockholders’ Deficiency

Capital Stock:
Common Stock $0.001 par value: 75,000,000 shares authorized;
Issued and outstanding: 5,248,000 common shares	$5,248	$5,248

Additional Paid In Capital	24,552	24,552

Deficit Accumulated During the Exploration Stage	(35,354)	(33,049)

Total Stockholders’ Deficiency	(5,554)	(3,249)

Total Liabilities and Stockholders’ Equity	$10,907	$13,212

The accompanying notes are an integral part of these interim financial statements.

AER Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

			From inception
	Three Months	Three Months	on November 20,
	Ended	Ended	2002
	March 31,	March 31,	to March 31,
	2005	2004	2005

Expenses

General and administrative	$105	$1,004	$4,200
Professional fees	–	1,530	22,954
Mineral property expenditures (Note 3)	2,200	–	8,200

Net Loss for the Period	$(2,305)	$(2,534)	$(35,354)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,248,000	5,248,000

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

 (An Exploration Stage Company)

Statement of Stockholders’ Equity

For The Period from November 20, 2002 (Inception) To March 31, 2005

	Common stock		Additional Paid in	Deficit Accumulated during Exploration
	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash at $0.001 per share – March 31, 2003	5,000,000	$5,000	$ -	$ -	$5,000

Issuance of common stock for cash at $0.10 per share – August 28, 2003	239,000	239	23,661	-	23,900
Issuance of common stock for cash at $0.10 per share – August 29, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – September 19, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – November 20, 2003	1,000	1	99	-	100

Net loss, initial period ended December 31, 2003	-	-	-	(11,267)	(11,267)

Balance, December 31, 2003	5,248,000	5,248	24,552	(11,267)	18,533

Net loss	-	-	-	(21,782)	(21,782)

Balance, December 31, 2004	5,248,000	5,248	24,552	(33,049)	(3,249)

Net loss, three months ended March 31, 2005 (unaudited)	-	-	-	(2,305)	(2,305)

Balance, March 31, 2005 (unaudited)	5,248,000	$5,248	$24,552	$(35,354)	$(5,554)

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
	Three months	Three months	Inception on
	ended	ended	November 20,
	March 31,	March 31,	2002 to
	2005	2004	March 31, 2005

Cash Flows from Operating Activities

Net loss for the period	$ (2,305)	$ (2,534)	$ (16,268)
Changes in working capital assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	-	-	700
-
Net Cash Flows Used in Operating Activities	(2,305)	(2,534)	(15,568)

Cash Flows from Financing Activities

Issuance of common stock for cash	-	-	29,800

Net Cash Flows from Financing Activities	-	-	29,800
	`
Increase (decrease) in cash	(2,305)	(2,534)	14,232

Cash – beginning of period	13,212	22,233	-

Cash – end of period	$ 10,907	$ 19,699	$ 14,232

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

March 31, 2005

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

At March 31, 2005, the Company had a working capital deficit of $5,554. A minimum of $1,000 per month is needed to cover expenses and $10,000 is budgeted for Phase I exploration on Long Canyon property. As such, our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing. Accordingly, there can be no assurance that additional funding will be available.  In the absence of such financing, our business plan will fail.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 8, 2004.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

March 31, 2005

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

March 31, 2005

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

March 31, 2005

(Unaudited)

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

(k)

Unaudited Interim Financial Statements

These accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

March 31, 2005

(Unaudited)

4.

Related Party Transactions

During the year ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by a director of the Company.  There were no related party transactions during the year ended December 31, 2004.

There were no related party transactions during the three-month period ended March 31, 2005.

5.

Income Tax

The Company has incurred operating losses in the period from inception to March 31, 2005 of approximately $35,000 (unaudited) which may be available to offset future taxable income and will expire in 2019 if not utilized.  The Company has adopted FASB No. 19 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset and no valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing, as well as the other risk factors set forth in our Form 10-KSB for the year ending December 31, 2004 filed with the SEC on April 14, 2005.

The discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes.

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

We are able to proceed with the first phase of the exploration program without additional financing.  Subject to retaining a consulting geologist to oversee the program, we expect to commence this program in May 2005.   We anticipate this program to take approximately 30 days, including the interpretation of all data collected. Subject to financing, we anticipate proceeding with the phase two exploration program consisting of a gravity and an induced polarization survey in the second quarter of 2005.

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

Results of Operations for Period Ending March 31, 2005

We have not earned any revenues from our incorporation on November 20, 2002 to March 31, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Long Canyon property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $35,354 for the period from our inception on November 20, 2002 to March 31, 2005. These operating expenses were comprised of $8,200 in mineral property expenditures, $22,954 in professional fees related to completion of an SB-2 Registration Statement with the United States Securities and Exchange Commission and subsequent filing obligations, and $4,200 in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2005, we had cash on hand of $10,907, accounts payable of $15,761 and $700 due to related parties.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3. Controls and Procedures

An  evaluation  was  conducted  under  the  supervision  and  with  the participation of the Company's  management,  including  Stuart Rogers,  the Company's  Chief  Executive  Officer,  of  the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures as of March 31, 2005.  Based on that evaluation, Mr. Rogers concluded that the Company's disclosure  controls and procedures were effective as of such date to ensure  that  information  required  to be  disclosed  in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported  within the time periods  specified in Commission rules and forms.  Such officers also confirm that there was no change in the Company's internal  control over  financial  reporting  during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit

Number

Description

Status

  3.1

Articles of Incorporation

Filed (1)

3.2

Bylaws

Filed (1)

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

(1)

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to the Company’s previously filed Form SB-2.

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed one Report on Form 8K on the EDGAR system dated April 5, 2005, disclosing the change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AER Ventures, Inc.

/s/ Stuart Rogers

------------------------------

Stuart Rogers, President