Form 10QSB
period 2005-06-30
AER VENTURES INC
filed 2005-08-15
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,268,000 Shares of $0.001 par value Common Stock outstanding as of July 26, 2005.

PART 1 – FINANCIAL INFORMATION

AER Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	June 30 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets

Cash	$3,881	$13,212

Total Assets	$3,881	$13,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$18,063	$15,761
Loans payable	10,000	-
Due to related parties	700	700

Total Liabilities	$28,763	$16,461

Contingency and Commitments (Notes 1 and 3)

Stockholders’ Deficiency

Capital Stock:
Common Stock $0.001 par value: 75,000,000 shares authorized;
Issued and outstanding: 5,268,000 common shares	$5,268	$5,248

Additional Paid In Capital	26,532	24,552

Deficit Accumulated During the Exploration Stage	(56,682)	(33,049)

Total Stockholders’ Deficiency	(24,882)	(3,249)

Total Liabilities and Stockholders’ Equity	$3,881	$13,212

The accompanying notes are an integral part of these interim financial statements.

AER Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From inception
	Three Months	Three Months	Six Months	Six Months	on November 20,
	Ended	Ended	Ended	Ended	2002
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2005	2004	2005	2004	2005

Expenses

General and administrative	$ 439	$ 18	$544	$1,022	$4,639
Professional fees	17,302	1,708	17,302	3,238	40,256
Mineral property expenditures (Note 3)	3,587	–	5,787	–	11,787

Net Loss for the Period	$(21,328)	$(1,726)	$(23,633)	$(4,260)	$(56,682)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,257,890	5,248,000	5,252,972	5,248,000

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

 (An Exploration Stage Company)

Statement of Stockholders’ Equity

For The Period from November 20, 2002 (Inception) To June 30, 2005

	Common stock		Additional Paid in	Deficit Accumulated during Exploration
	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash at $0.001 per share – March 31, 2003	5,000,000	$5,000	$ -	$ -	$5,000

Issuance of common stock for cash at $0.10 per share – August 28, 2003	239,000	239	23,661	-	23,900
Issuance of common stock for cash at $0.10 per share – August 29, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – September 19, 2003	4,000	4	396	-	400
Issuance of common stock for cash at $0.10 per share – November 20, 2003	1,000	1	99	-	100

Net loss, initial period ended December 31, 2003	-	-	-	(11,267)	(11,267)

Balance, December 31, 2003	5,248,000	5,248	24,552	(11,267)	18,533

Net loss	-	-	-	(21,782)	(21,782)

Balance, December 31, 2004	5,248,000	5,248	24,552	(33,049)	(3,249)

Issuance of common stock for services at $0.10 per share – May 16, 2005	20,000	20	1,980	-	2,000

Net loss, six months ended June 30, 2005 (unaudited)	-	-	-	(23,633)	(23,633)

Balance, June 30, 2005 (unaudited)	5,268,000	$5,268	$26,532	$(56,682)	$(24,882)

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
	Six months	Six months	Inception on
	ended	ended	November 20,
	June 30,	June 30,	2002 to
	2005	2004	June 30, 2005

Cash Flows from Operating Activities

Net loss for the period	$ (23,633)	$(4,260)	$ (56,682)
Items not involving cash	2,000		2,000
Changes in working capital assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	2,302	1,708	18,763
-
Net Cash Flows Used in Operating Activities	(19,331)	(2,552)	(35,919)

Cash Flows from Financing Activities

Loans payable	10,000		10,000
Issuance of common stock for cash	-	-	29,800

Net Cash Flows from Financing Activities	10,000	-	39,800
	`
Increase (decrease) in cash	(9,331)	(2,552)	3,881

Cash – beginning of period	13,212	22,233	-

Cash – end of period	$ 3,881	$19,681	$ 3,881

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

                               The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2005

(Unaudited)

1.

Nature of Operations and Basis of Presentation

The Company was incorporated in the State of Nevada on November 20, 2002 and is in the business of exploration and, if warranted, development of mineral properties.  The Company owns a 100% interest in 11 contiguous lode mineral claims collectively known as the Long Canyon property (the “Property”) (see Note 3).   The Company retained a geologist to evaluate the exploration potential of the Property.  The geology report indicates that the mineral claims do not currently contain sufficient mineral deposits to support commercially viable mining operations and that further exploration of the property will involve significant levels of expenditures.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company’s ability to continue to explore and/or develop mineral properties is dependent upon the existence of economically recoverable mineral reserves and the ability of the Company to obtain necessary financing complete the development of those reserves, and upon future profitable production.  To date, the Company has not generated any revenues from operations and will require additional funds to meet its obligations and the costs of its operations.  As a result, significant losses are anticipated prior to the generation of any revenues in the mining business.

The Company's future capital requirements for exploration and development activities will depend on many factors, including costs of exploration of the Property, cash flow from operations, costs to complete mine production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.  Further, the Company does not have sufficient funds on hand to complete the exploration of the Property.

The Company will require outside capital to complete the exploration of the Property. Such outside capital would include the sale of additional common stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders.

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

At June 30, 2005, the Company had a working capital deficit of $24,882.  A minimum of $1,000 per month is needed to cover expenses and $10,000 has been budgeted for Phase I exploration on Long Canyon property (of which $3,587 was spent during the current period).  As such, our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors or shareholders, and have secured a loan of $10,000, although there can be no assurances that arrangements for additional loans can be made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through additional loans to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing. Accordingly, there can be no assurance that additional funding will be available.  In the absence of such financing, our business plan will fail.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 8, 2004.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2005

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

June 30, 2005

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

June 30, 2005

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

(k)

Unaudited Interim Financial Statements

These accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

AER VENTURES, INC.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

June 30, 2005

(Unaudited)

3.

Mineral Properties

By an agreement dated September 30, 2003 the Company acquired a 100% interest in nine mineral claims located in Blaine County, Idaho (the “Long Canyon Property”) in consideration of payment to the Vendor of $6,000 and granting to the vendor a 3% Net Smelter Interest in all metals and minerals commercially produced from the claims.   There are no work commitment obligations included in the agreement with the vendor.  During the period, the Company retained a geologist to evaluate the exploration potential the Long Canyon Property.  The geology report indicates that the mineral claims do not currently contain sufficient mineral deposits to support commercially viable mining operations and that further exploration of the property will involve significant levels of expenditures.  Any further exploration programs conducted on the Long Canyon Property by the Company would initially involve conducting a phase two exploration program comprised of a gravity survey, followed by an induced polarization survey.  The anticipated costs for the balance of the phase two program would be approximately $25,000.

4.

Related Party Transactions

During the year ended December 31, 2003 the Company incurred $1,750 in rent to a private B.C. company wholly-owned by a director of the Company.  There were no related party transactions during the year ended December 31, 2004.

There were no related party transactions during the six-month period ended June 30, 2005.

5.

Income Tax

The Company has incurred operating losses in the period from inception to June 30, 2005 of approximately $56,682 (unaudited) which may be available to offset future taxable income and will expire in 2019 if not utilized.  The Company has adopted FASB No. 19 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset and no valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

We own a 100% interest, subject to a 3% net smelter returns interest, in nine lode mineral claims comprising the Long Canyon property in Idaho.  We do not own or lease any property other than the Long Canyon property.  During the current period, we retained a geologist to evaluate the exploration potential the Long Canyon Property.  The geology report indicates that the mineral claims do not currently contain sufficient mineral deposits to support commercially viable mining operations and that further exploration of the property will involve significant levels of expenditures.

Any further exploration of the Long Canyon Property would involve conducting a phase two exploration program consisting of  a gravity survey and an induced polarization survey.  We believe that the phase two program, which involves gravity and induced polarization surveys, would cost approximately $25,000.  Any such further exploration could not be conducted with the current resources of the Company.

A phase one exploration program was completed that consisted of our consulting geologist plotting past exploration data respecting the Long Canyon property on a map.  The geologist employed grid emplacement in conducting the mapping.  Grid emplacement involves dividing a portion of the property being explored into small sections.

A phase two program would consist of a gravity survey and an induced polarization survey.  A gravity survey measures minute differences in the pull of gravity at the earth's surface. The gravitational strength depends on the relative density of the underlying soil and rock formations.  High gravity readings may indicate the presence of the metals that we are seeking.  Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies.  Readings can indicate the presence of certain types of mineral deposits.

Any further work on the Long Canyon Property would be subject to additional financing and would not be commenced until at least the fourth quarter of 2005.

We will require additional funding in order to continue to explore  the Long Canyon Property or any other mineral properties. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue such exploration and development activities.    We do not have any arrangements in place for any future equity or debt financing.

Based on the nature of our business and the geology report, the Company believes any further exploration and development activities would result in incurring significant operating losses in the foreseeable future.  We base this belief, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•

our ability to raise additional funding

•

the market for minerals such as zinc, copper, gold and silver

•

results of our proposed exploration program on our property

•

our ability to find joint venture partners for the development of our property interests

If the Company determined to proceed with, and completed, an equity financing, existing shareholders would experience dilution of their interest in our Company.  In the event we determine such financing cannot be obtained for our current business plan, or we are otherwise unsuccessful in raising additional financing, the Company believes it will not be able to proceed with its current business plan.  Also, the Company may decide to discontinue its current business plan and engage in a business other than the exploration and development of mineral properties.  There can be no assurances, however, that such business opportunities will be available to the Company or available on agreeable terms to the Company.  In the event no other such business opportunities are available, the Company may be forced to discontinue business.

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

Results of Operations for Period Ending June 30, 2005

We have not earned any revenues from our incorporation on November 20, 2002 to June 30, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Long Canyon property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $56,682 for the period from our inception on November 20, 2002 to June 30, 2005. These operating expenses were comprised of $11,787 in mineral property expenditures, $40,256 in professional fees related to completion of an SB-2 Registration Statement with the United States Securities and Exchange Commission and subsequent filing obligations, and $4,639 in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2005, we had cash on hand of $3,881, accounts payable of $18,063, loans payable of $10,000 and $700 due to related parties.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3. Controls and Procedures

An  evaluation  was  conducted  under  the  supervision  and  with  the participation of the Company's  management,  including  Stuart Rogers,  the Company's  Chief  Executive  Officer,  of  the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures as of June 30, 2005.  Based on that evaluation, Mr. Rogers concluded that the Company's disclosure  controls and procedures were effective as of such date to ensure  that  information  required  to be  disclosed  in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported  within the time periods  specified in Commission rules and forms.  Such officers also confirm that there was no change in the Company's internal  control over  financial  reporting  during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

 On May 18, 2005, the Company issued 20,000 shares of its common stock to outside legal counsel in exchange for providing services to the Company. This transaction was exempt from registration under the Securities Exchange Act of 1934 (the “Act”) pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

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

Dated:  August 15, 2005