Form 10QSB
period 2005-09-30
AER VENTURES INC
filed 2005-11-21
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                     to

Commission File Number 333-112447

AER VENTURES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	77-0622733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6197 Cornerstone Court E, Suite 108 San Diego, California	92121
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (858) 362-2250

Former address:

1400-400 Burrard Street

Vancouver, British Columbia, Canada V3C 3G2

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,992,000 shares of $0.001 par value common stock outstanding as of November 15, 2005.

PART 1 – FINANCIAL INFORMATION

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash	$52,157	$4,409
Accounts receivable, less allowance for doubtful accounts of $ - 0 -	5,500	—
Inventory	50,992	—
Prepaid expenses	677	—

Total current assets	109,326	4,409

Property and Equipment
Furniture and fixtures	32,775	38,361
Computers and office equipment	299,453	258,743

	332,228	297,104
Less: accumulated depreciation	221,376	162,292

	110,852	134,812

Other Assets
Deposits	18,432	6,102

Total Assets	$238,610	$145,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$93,066	$84,593
Accrued salaries and wages	419,792	1,039,923
Accrued payroll taxes	22,744	69,157
Accrued vacation	60,083	33,768
Accrued interest, stockholders	40,147	2,824
Customer deposit	21,784	4,901
Notes payable, stockholders	1,331,700	111,111

Total current liabilities	1,989,276	1,346,277

Deferred compensation	963,384	—

Stockholders’ Equity
Common stock, $.001 par value, 75,000,000 shares authorized, 12,588,666 and 5,248,000 issued and outstanding	12,589	5,248
Additional paid in capital	3,616,513	3,548,752
Warrants	10,000	—
Deficit accumulated during the development stage	(6,353,152)	(4,754,954)

Total stockholders’ equity	(2,714,050)	(1,200,954)

Total Liabilities and Stockholders’ Equity	$238,610	$145,323

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	From inception on November 20, 2002 to September 30, 2005
Net sales	$10,550	$—	$32,257	$—	$32,257
Cost of sales	7,828	—	15,305	—	15,305

Gross profit	2,722	—	16,952	—	16,952

Operating Expenses
Salaries and wages	252,437	88,750	627,432	276,779	3,143,735
Payroll taxes	20,015	6,294	50,100	18,881	227,235
Medical benefits	27,235	17,839	79,141	61,306	365,821
Research and development	—	—	5,450	154	205,011
Consulting and subcontract	40,625	488	410,550	11,607	650,873
Travel and entertainment	40,263	—	71,764	977	340,062
Office supplies	1,275	1,215	6,430	2,825	52,511
Professional fees	40,540	1,070	73,981	6,158	220,101
Trade shows	5,540	—	28,264	—	28,264
Rent	12,057	17,650	53,711	52,699	327,014
Utilities	1,731	2,750	5,843	7,279	31,121
Telephone and internet	15,180	17,187	65,315	57,577	265,021
Depreciation	21,702	19,911	64,205	65,147	228,627
Facilities expenses	2,005	—	4,250	399	74,503
Other operating expenses	8,812	2,298	23,405	6,463	167,265

Total operating expenses	489,417	175,452	1,569,841	(568,251)	6,327,164

Operating loss	(486,695)	(175,452)	(1,552,889)	(568,251)	(6,310,212)

Other income (expense)
Gain (loss) on disposal of fixed assets	—	—	(5,694)	—	(4,446)
Interest income	93	—	583	6	8,509
Interest expense	(19,874)	—	(40,198)	—	(43,803)

Total other income (expense)	(19,781)	—	(45,309)	6	(39,740)

Loss before income taxes	(506,476)	(175,452)	(1,598,198)	(568,245)	(6,349,952)
Provision for income taxes	—	—	—	—	3,200

Net Loss	$(506,476)	$(175,452)	$(1,598,198)	$(568,245)	$(6,353,152)

Net Loss Per Share	$(.06)	$(.03)	$(.25)	$(.11)	$(1.29)

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Period from November 20, 2002 (Inception) To September 30, 2005

	Common stock		Additional Paid in Capital	Warrants	Deficit Accumulated During The Development Stage	Total
	Shares	Amount
Balance, November 20, 2002	—	$—	$—	$—	$—	$—
Common stock issued for cash on March 31, 2003 at $.001 per share	5,000,000	5,000	—	—	—	5,000
Common stock issued for cash during 2003 at $.10 per share	248,000	248	24,552	—	—	24,800
Cash Contributed by shareholders to pay for Company expenses	—	—	3,474,200	—	—	3,474,200
Net loss for the period November 20, 2002 through December 31, 2003	—	—	—	—	(4,020,567)	(4,020,567)

Balance, December 31, 2003	5,248,000	$5,248	$3,498,752	$—	$(4,020,567)	$(516,567)

Net loss for the year ended December 31, 2004	—	—	—	—	(734,387)	(734,387)
Cash contributed by shareholder to pay Company expenses	—	—	50,000	—	—	50,000

Balance, December 31, 2004	5,248,000	5,248	3,548,752	—	(4,754,954)	(1,200,954)
Common stock issued for services at $.10 per share on May 16, 2005	20,000	20	1,980	—	—	2,000
Warrants issued in July 2005	—	—	—	10,000	—	10,000
Common stock issued in connection with the acquisition of subsidiary on August 15, 2005	7,254,000	7,254	(34,152)	—	—	(26,898)
Common stock issued for $1.50 per share in September 2005	66,666	67	99,933	—	—	100,000
Net loss for the nine months ended September 30, 2005	—	—	—	—	(1,598,198)	(1,598,198)

Balance, September 30, 2005	12,588,666	$12,589	$3,616,513	$10,000	$(6,353,152)	$(2,714,050)

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	From Inception on November 20, 2002 to September 30, 2005
Cash Flows from Operating Activities
Net loss	$(1,598,198)	$(568,245)	$(6,353,152)
Adjustments to reconcile net loss to cash provided by Operating Activities
Depreciation	64,205	65,147	228,627
Company expenses paid directly by shareholders	2,932	—	2,932
Loss on disposal of fixed assets	5,694	—	4,446
(Increase) in accounts receivable	(5,500)	—	(5,500)
(Increase) in inventory	(50,992)	—	(50,992)
Decrease in due from vendor	—	12,041	—
(Increase) in prepaid expenses and deposits	(13,007)	(1,924)	(19,109)
Increase in accounts payable and accrued expenses	8,473	45,989	93,066
Increase in accrued salaries and wages	343,213	276,779	1,383,136
Increase (decrease) in accrued payroll taxes	(46,413)	18,881	22,744
Increase in accrued vacation	26,315	—	60,083
Increase in accrued interest, stockholders	37,323	—	40,147
Increase in customer deposits	16,883	—	21,784

Net Cash Flows Used by Operating Activities	(1,209,072)	(151,332)	(4,571,788)

Cash Flows from Investing Activities
Purchase of property and equipment	(440,044)	(6,154)	(356,017)
Proceeds from disposal of fixed assets	1,935	—	15,962

Net Cash Flows Used by Investing Activities	$(42,069)	$(6,154)	$(340,055)

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows - CONTINUED

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	From Inception on November 20, 2002 to September 30, 2005
Cash Flows from Financing Activities
Proceeds from borrowing	$1,300,000	$—	$1,300,000
Issuance of common stock	100,000	50,000	3,654,000
Repayments of borrowing from stockholders	(111,111)	—	—
Issuance of warrants	10,000	—	10,000

Net Cash provided by Financing Activities	1,298,889	115,111	4,964,000

Net increase (decrease) in cash	47,748	(42,375)	52,157

Cash, beginning of period	4,409	42,375	—

Cash, end of period	$52,157	$—	$52,157

Interest paid	$2,875	$—	$3,656

Income taxes paid	$800	$800	$3,200

Liabilities assumed in acquisition of subsidiary	$32,400	$—	$32,400

The accompanying notes are an integral part of these interim financial statements.

AER VENTURES, INC. AND SUBSIDIARY

doing business as

TELANETIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

AER Ventures, Inc. was incorporated under the laws of the State of Nevada on November 20, 2002. The Company was formed to explore and, if warranted, develop mineral properties. On August 15, 2005, the Company entered into a share exchange agreement with Telanetix, Inc., a private California corporation in the business of developing and selling advanced technology and services for remote digital conferencing in the entertainment, corporate, education, judicial and medical marketplaces. In connection with the exchange, the Company divested itself of all its assets and liabilities related to the mining business. The share exchange agreement is essentially a reverse merger with Telanetix, Inc., the surviving company. The Company’s name has not yet been changed and the Company is currently doing business as Telanetix, Inc.

The Company is considered a “Development Stage Company” as defined by the Financial Accounting Standards Board Statement No. 7.

b.	Principles of Consolidation

The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

c.	Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

d.	Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

e.	Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

f.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods based on estimated useful lives of three to seven years.

g.	Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

h.	Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred.

i.	Shipping and Handling Costs

Shipping and handling costs include costs associated with delivery of video conferencing equipment from the Company’s sole location to each customer’s designated location. The Company’s policy is to classify shipping and handling costs as part of cost of goods sold in the statements of operations.

j.	Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

k.	Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling video conferencing equipment and servicing the systems. Revenue is recognized only after the systems have been installed at the customer’s location and after services have been provided to customers and collection of the sale is reasonably assured.

l.	Stock Based Compensation

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company would recognize compensation expense, if any, based upon the intrinsic value of the equity instrument at the measurement date. To date, there has been no compensation expense recognized in the accompanying financial statements.

m.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

n.	Fair Value of Financial Instruments

The amounts reported for cash, accounts payable, and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

o.	Concentration of Risks

The Company transacts its business with primarily one financial institution. From time to time the amount on deposit in this institution may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

p.	Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for Telanetix, Inc. for the year ended December 31, 2004 included as an exhibit to the Company’s Current Report on Form 8-K related to the reverse merger with Telanetix, Inc. filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included with the Form 8-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Notes payable to three individuals, also stockholders of the Company, interest is being charged at 4%, the notes are unsecured and due on demand.	$—	$111,111
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	31,700	—
Note payable to Mainas Development Corporation, owned by an individual who is a stockholder of the Company, Interest is being charged at 6%, the note is unsecured and due on demand, note is convertible into common stock at $1.25 per share.	1,300,000	—

	$1,331,700	$111,111

3.	Deferred Compensation

On August 12, 2005, five of the Company’s key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals deferred compensation paid each year. At September 30, 2005, $963,384 of unpaid salaries was reclassified to deferred compensation and reported as a long-term liability in the accompanying financial statements.

4.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totalling $1,788,329 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2024. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

5.	Warrants

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The agreements allow the individuals to purchase up to 200,000 shares each of the Company’s common stock at $1.80 per share. The warrants outstanding at September 30, 2005 that are convertible into the Company’s common stock are 400,000 common shares. The warrants expire, if not exercised, on June 30, 2008.

6.	Lease Commitment

The Company leases its office space under a long-term operating lease agreement. Rent expense for the nine months ended September 30, 2005 and 2004 was $53,711 and $52,699, respectively.

The following is a schedule of future noncancellable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at September 30, 2005.

2006	$62,172
2007	64,660
2008	17,196

$144,028

7.	Stock Based Compensation

On August 15, 2005 as part of the exchange agreement, the Company adopted The Telanetix, Inc. 2001 Equity Incentive Plan. The purpose of the plan is to provide a means to eligible recipients of the Stock Awards to benefit through Incentive Stock Options (ISO), Nonstatutory Stock Options (NSO) and stock bonuses and rights to acquire restricted stock.

Had compensation costs for the stock option plan been determined on the fair value at the grant date in 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss would have remained the same as indicated below:

	September 30, 2005	December 31, 2004
Net loss, as reported	$(1,598,198)	$(734,387)
Less: stock based compensation determined under the fair value method for all awards	—	—

Net loss, pro forma	$(1,598,198)	$(734,387)

The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2005 and year ended December 31, 2004 was $.41. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years)	2.5 to 4.0
Risk free interest rate	2.1% to 3.4%
Dividend yield	0.00%
Volatility (Minimum Value Method)	.001

The following is a summary of options related data at September 30, 2005 and December 31, 2004:

	Number of Options Outstanding	Exercise Price	Weighted Average Exercise Price	Weighted Average Fair Value of Options
Granted 2001 and 2002	2,360,958	$.20	$.20	—
Forfeited by December 31, 2002	(360,000)	—	—	—

Outstanding, December 31, 2002	2,000,958	—	—	—
Granted 2003	655,000	.20	.20	.20
Exercised 2003	—	—	—	—
Forfeited 2003	—	—	—	—
Expired 2003	—	—	—	—

Outstanding, December 31, 2003	2,655,958	.20	.20	.20
Granted 2004	595,554	.20	.20	.20
Exercised 2004	—	—	—	—
Forfeited 2004	(400,000)	—	—	—
Expired 2004	—	—	—	—

Outstanding, December 31, 2004	2,851,512	.20	.20	.20
Granted 2005	1,400,000	.20	.50	.50
		1.80
Exercised 2005	—	—	—	—
Forfeited 2005	—	—	—	—
Expired 2005	—	—	—	—

Outstanding, September 30, 2005	4,251,512	.20-1.80	$.30	$.30

At September 30, 2005 and December 31, 2004, the options that are exercisable total 3,932,760 and 2,182,712, respectively.

For options outstanding at September 30, 2005 and December 31, 2004, the weighted average remaining contract life in months is 90 and 104, respectively.

8.	Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $1,598,198 during the nine months ended September 30, 2005 and accumulated losses of $6,353,152 since opening for business. The Company’s current liabilities exceed its current assets by $1,879,950 at September 30, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9.	Subsequent Events

In October 2005, the Company sold 403,334 shares of its authorized common stock to individuals at $1.50 per share totalling $605,000.

Item 2.	Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this report, including without limitation, statements under “Plan of Operation”, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

The discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes continued in this report.

Plan of Operation

We were originally formed as a Nevada corporation on November 20, 2002 for the purpose of acquiring and exploring mineral properties. During the period ended June 30, 2005 we retained a geologist to evaluate the exploration potential mining claims the Company had secured. The geology report indicated that the mineral claims did not contain sufficient mineral deposits to support commercially viable mining operations at that time and that further exploration of the property would involve significant levels of expenditures. Accordingly, the Company began to evaluate alternative business operations, including a combination with another operating company.

On August 15, 2005, the Company, entered into an Exchange Agreement (“Exchange Agreement”) with Telanetix, Inc., a California corporation (“Telanetix”), and certain stockholders of Telanetix (the “Telanetix Stockholders”). The Exchange Agreement provided for the Company’s acquisition of between 50% and 100% of the outstanding capital stock of Telanetix in exchange for (i) the Company’s issuance to Telanetix Stockholders of two shares of the Company’s common stock for each share of Telanetix common stock or preferred stock exchanged by the Telanetix Stockholder up to an aggregate of 7,254,000 shares of the Company’s common stock, and (ii) the Company’s issuance to Telanetix Stockholders or options or warrants to purchase shares of the Company’s Common Stock for each Telanetix option or warrant exchanged by the Telanetix Stockholders up to an aggregate of 4,251,512 options or warrants (the “Exchange”).

As a result of the Exchange, AER Ventures, Inc. acquired a majority interest in the outstanding capital stock of Telanetix, Inc. and Telanetix became a subsidiary of AER Ventures, Inc. In connection with the Exchange, AER Ventures divested itself of all of its assets and liabilities related to the mining business, with the exception of $7,502 in expenses for legal and accounting fees and $31,700 in promissory notes. Following the Exchange, AER Ventures, Inc. conducted no independent business operations, the sole business operations for the enterprise being the business conducted by its subsidiary Telanetix, Inc.

Telanetix is a California corporation that began operating in 2001 and provides products and services for next generation videoconferencing over broadband Internet technology. Telanetix provides a fully integrated hardware, software, and implementation services to electronically merge multiple remote rooms into a single state-of-the-art immersive environment. The focal point of the Telanetix system is the Company’s proprietary “Digital Presence Technology”, which allows users to feel as if they are all present in the same room.

Telanetix has implemented software based (embedded Linux with real-time extensions) encoders and decoders based on MPEG-4, the latest video compression technology from the International Standards Organization. For call setup and management, Telanetix has implemented and uses control protocols based on the IETF standards (SIP, SDP, etc.). For multipoint video conferencing, Telanetix uses IP Multicast, support for which is built into the Telanetix network.

Telanetix has been a development stage company and is now making the transition to operations. It is now in the process of establishing demonstration centers and securing distribution for its products. Telanetix is going to market through a “Channel Partner” strategy focusing on partnerships with a very limited number of resellers or Channel Partners, each of which will be responsible for all the business in an exclusive territory.

For the quarter ended September 30, 2005, we generated revenues of $10,550. Since the year ended December 31, 2004, we have generated $32,257 in revenues. These revenues were generated from sales of the Company’s video conferencing products and services, and represent the initial sales generated by the Company. We are devoting a significant portion of our resources to the development of additional sales as well as a Channel Partner network. While we anticipate that sales volume will increase as a result of these efforts, we are selling a new product into a developing marketplace. As a result, our sales often require several customer meetings and demonstrations. Sales cycles, closure rates and the timing and amount of future revenues are necessarily difficult to predict. We anticipate revenues will be inconsistent for at least the next twelve months.

Our operating expenses for the quarter ended September 30, 2005 were $489,417 and were comprised primarily of salaries and wages, consulting fees, professional fees and travel and entertainment. This level of operating expense is consistent with our estimated quarterly operating expenses for the next 12 months. While we have completed development of our initial products, we anticipate continued research and development effort associated with modifications to meet customer requirements as well as maintaining industry standards. As a result research and development is not expected to change significantly over the next 12 months. We presently have five full-time employees. We do not have any present plan to significantly increase or decrease the number of our employees. At present, our facilities and equipment are sufficient to support our current level of operations.

As of September 30, 2005, we had $52,157 of cash on hand and a working capital deficit of $1,879,950. Subsequent to the end of the fiscal quarter, we have raised $605,000 through a private placement of securities, and have cash on hand of $175,000 and a working capital deficit of $1,181,865. This cash is sufficient to fund our operations only until December 2005.

We will have to raise additional capital from the sale of debt or equity securities in order to finance our operations during the next twelve months. There are no commitments or arrangements for other offerings in place. There can be no guaranties that any such financings will be forthcoming, or as to the terms of any such financings. There is no assurance that we will be able to raise additional funds. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 financial statements, we have incurred losses from inception and have yet to establish profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Item 3.	Controls and Procedures

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the design and operation of such disclosure controls and procedures were effective.

Changes In Internal Controls Over Financial Reporting. During the most recent fiscal quarter, we experienced a change in control in connection with the Exchange with Telanetix. The Exchange and the change in control resulted in changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting. Prior to the most recent fiscal quarter, our business was focused in early stage evaluation of mining claims. We had limited operations. In connection with the Exchange, we terminated our mining business and acquired operations associated with next generation video conferencing. We have also had a change in management, including the Chief Executive Officer and Chief Financial Officer, which will necessarily result in changes in our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On August 18, 2005, we consummated the Exchange with Telanetix and acquired 1,875,000 shares of the outstanding common stock of Telanetix in exchange for our issuance to the Telanetix Stockholders of 3,750,000 shares of AER Ventures, Inc. common stock. We also issued 4,251,512 options or warrants to purchase AER Ventures, Inc.’s common Stock to holders of Telanetix options or warrants. We subsequently acquired 1,752,000 shares of Telanetix, Inc. Series A Preferred Stock in exchange for our issuance of 3,504,000 shares of our common stock. Each of the Telanetix investors was an “accredited investor” as defined in Rule 501 of Regulation D. The issuance of the shares of common stock, options and warrants to the Telanetix Stockholders was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description	Status

10.1	Exchange Agreement by and among AER Ventures, Inc. and Telanetix, Inc.	(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K, dated August 15, 2005 and filed with the Commission on August 19, 2005.

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed one Report on Form 8K on the EDGAR system dated August 15, 2005, disclosing entry into the Exchange Agreement and related transactions, including the issuance of shares of common stock pursuant to the terms of the Exchange Agreement, a change in control of the registrant, the resignation of the registrant’s former directors and officers and the appointment of a new director and officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AER Ventures, Inc.

/s/ Rick Ono
Rick Ono, Chief Financial Officer	Dated: November 21, 2005