Form 10KSB
period 2005-12-31
Telanetix,Inc
filed 2006-03-31
CIK 1277270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 000-31639

TELANETIX, INC.

(Name of small business issuer in its charter)

Delaware	77-0622733
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

6197 Cornerstone Court E, Suite 108 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 362-2250

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ending December 31, 2005 were $103,346.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b2 of the Exchange Act.) $16,929,501 as of March 26, 2006 (computed based on per share price of $1.50 by reference to price at which the issuer’s Common Stock was sold in a private transaction in March 2006, times the number of voting common shares held by non-affiliates (11,286,334)).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,286,334 shares outstanding as of March 26, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this report, including without limitation, statements under “Plan of Operation”, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, market conditions, competition, customer acceptance of our products, and the ability to obtain the working capital necessary to support our business plan.

This report should be read in conjunction with the financial statements and the related notes contained in this report.

ITEM 1. DESCRIPTION OF BUSINESS

Incorporation; Share Exchange; Re-Incorporation in Delaware

The Company was initially formed in November 2002 as “AER Ventures, Inc.” and capitalized to evaluate the potential for commercializing certain mineral claims on property located in the State of Idaho. In a geology report issued in 2005, the Company was advised that the mineral claims did not currently contain sufficient mineral deposits to support commercially viable mining operations, and that further exploration of the property would have involved significant levels of capital expenditure that were beyond the scope of the Company’s limited resources. As a result of this report, the Company began evaluating business alternatives including the possible merger or combination with an operating company.

On August 18, 2005, the Company consummated the Exchange Agreement (“Exchange Agreement”) between the Company, Telanetix, Inc., a California corporation (“Telanetix-California”), and certain stockholders of Telanetix-California (the “Telanetix-California Stockholders”), pursuant to which the Company purchased the outstanding stock of Telanetix-California. Telanetix-California began operations in 2001 developing products and services for a next generation videoconferencing system.

Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of Telanetix-California in exchange for the Company’s issuance to certain stockholders of Telanetix-California of 7,254,000 shares of the Company’s common stock. The Company also issued 4,251,512 options or warrants to purchase the Company’s common stock to holders of Telanetix-California options or warrants. The Company now owns 100% of the issued and outstanding capital stock of Telanetix-California. The share exchange resulted in a change of control of the Company, and was treated as a “reverse merger” for accounting purposes. Accordingly, historical financial information contained in this report includes the operations of Telanetix-California.

The Company held a Special Meeting of Stockholders on March 15, 2006, and the stockholders of the Company approved the reincorporation of the Company from a Nevada corporation to a Delaware corporation; approved an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 75,000,000 shares to 200,000,000 shares, and to authorize 10,000,000 shares of “blank check” preferred stock; and approved the change of the Company’s name from “AER Ventures, Inc.” to its current name, “Telanetix, Inc.”

As used in this report, the word “Company” is intended to include the operations of the Company’s subsidiary, Telanetix-California.

Company’s Business

The Company has developed a next generation videoconferencing system. The Company’s system provides the end-user with fully integrated hardware, software, and implementation services to bring multiple remote rooms together into a single state-of-the-art immersive environment. The focal point of the Company’s videoconferencing system is its “Digital Presence™” platform, which is designed to allow users to feel as if they are all present in the same room.

“Digital Presence™” differs from traditional video conferencing in several important ways:

•	It provides a complete immersive environment where meeting participants appear life sized and audio is of studio quality.

•	All of the underlying technology, cameras and microphones, are hidden from the user. Systems are installed so that meeting participants maintain eye contact and interact naturally (as if in the same room) as opposed to speaking into a camera and microphone. Participants often remark that after several minutes of being on the videoconference they forget that they are not in the same room with the other participants who may be 3,000 miles away.

•	The transmission quality eliminates jitter, poor video quality and interruptions

•	Conferences are established with a simple “point and click” user interface. The system requires no expert assistance and no training to establish a connection.

•	The system has an easy to use document collaboration feature to allow for the joint review and drafting of documents and presentations.

Products

The Company produces a complete software “kit” for each videoconferencing system. The kit is comprised of the critical hardware, and software components developed by the Company, which are required for the operation of the videoconferencing system. The kit includes the Codecs (video coder/decoder), data sharing, bandwidth management and control system software, all of which are pre-loaded on a standard linux server. The kit also includes the cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a “hotspot” in the conference room for the wireless operation of the system controls and data-sharing. The Company’s Channel Partners act as the system integrators to design, build-out and install the complete video conferencing system by combining the Company’s kit and components with the monitors and other room treatments necessary to meet the application needs of the customer. By delivering “Digital Presence™” to the market in this manner, the Company offers flexibility to customers and can support conference rooms for both small and large audiences.

Market

The Company began marketing its videoconferencing systems in 2005. It is initially targeting sales at entrepreneurs, corporations, universities and governmental agencies that have traditional videoconferencing systems but have been disappointed with their overly complicated, choppy, unreliable and expensive performance. The Company is also targeting corporations, universities and governmental customers who have not traditionally used videoconferencing but would benefit from having an environment for their employees and students to effectively communicate and share ideas and information without the cost, inconvenience and safety concerns associated with today’s travel conditions. Potential uses of the Company’s system range from regularly scheduled board, management and employee meetings; to employee training and distance learning; to emergency preparedness strategy sessions to town hall meetings.

Channel Partners

The Company employs a Channel Partner strategy to bring its systems to market. This approach prevents fragmentation and lack of focus on the part of the Channel Partners by rewarding the Channel Partners with exclusive territories and substantial revenues in both a short term and long term recurring manner.

The central theme of the strategy is to go to market with a select number of proven performers, or Channel Partners, in an exclusive territory. The role of the Company is to provide products and services to the Channel Partners along with advertising, public relations, product, technical training, and business development support. This limits the Company’s requirement for infrastructure, and drives the business to the Channel Partners for sales, installation, and service.

Under the Company’s Channel Partner strategy, the Company has successfully established demonstration centers and distribution for its products through signed agreements with some of the largest audio visual integrators in the United States. The Company’s channel partners are Avidex, LLC for the Western Region of the United States; Audio Visual Innovations, Inc. for the Southeast, Texas, and Rocky Mountain Regions of the United States; and AVS Installations, LLC for the New York and New Jersey regions of the United States. The Company has entered into Channel Partner Agreements with each of these channel partners. The agreements are for a term of one year with automatic renewals; require a minimum purchase commitment from the Channel Partner; and grant the Channel Partner geographical exclusivity. The Company requires each Channel Partner to install and maintain a dedicated Company Demonstration Center. There are currently four such centers in the United States, located in the Washington, D.C., New York, Seattle, and Dallas areas, in addition to the demonstration center at our Company headquarters and San Diego. Each Channel Partner has purchased a Digital Presence System and pays the Company a monthly fee for network services. The Company believes requiring an upfront and recurring investment from the Channel Partner ensures mindshare and sales activity for the Company. The Company is also seeking partners for distribution of its products and services throughout Europe and Asia.

The Company offers a range of products and configurations to the Channel Partners ranging from full systems to kits which provide all of the critical components required for Digital Presence. This allows the Channel Partner or an integrator purchasing the product from the Channel Partner to design a custom installation by adding the displays and packaging. The Company also offers a number of service products that generate recurring revenues for both the Company and the Channel Partners. The most important of these services is the Company’s network, a Virtual Private Routed Network (VPRN) running on the backbone supplied by Savvis Communications Corporation. This offering provides true, high quality-of- service broadband between meeting locations and the Internet. Other Company services include Network Management, parts warranty and exchange, and in the future, record and playback services from a central repository.

Suppliers

The backbone of the Company’s network is provided by Savvis Communications Corporation. Under the terms of our agreement with Savvis, each network connection (customer location) is committed to a twelve month term. The connection may be moved to another location for a nominal relocation fee. The agreements set a guaranteed quality of service to ensure the best quality connection for a video conference.

Intellectual Property

The primary system components have been developed internally by the Company’s product and software development team. In order to maintain compatibility with the most current industry standards, the Company has licensed the MPEG-4 compression algorithm from the MPEG Licensing Authority.

The Company has implemented software-based (embedded Linux with real-time extensions) encoders and decoders based on MPEG-4, the latest video compression technology from the International Standards Organization. For call setup and management, the Company has implemented and uses control protocols based on the IETF SIP standard. For multipoint video conferencing, the Company uses IP Multicast, support for which is built into the Company’s network. The Company has also developed a bandwidth management system which optimizes the transmission of video and data over a single network connection. In addition, the Company has developed the control system which facilitates hassle-free usage of the system. The integration of all of these critical components into a single software system results in reliability and quality that the Company believes most video conferencing users have never before experienced.

Competition

The traditional video conferencing market is dominated by large companies such as Polycom, Inc. and Tandberg, each of which sell a variety of solutions at different price points. The Company believes a good video conferencing system requires integration with several critical components (cameras, coders and encoders and network connectivity). Unlike legacy systems from incumbents such as Polycom and Tandberg, the Company has taken a complete “systems” approach to video conferencing, providing all of the critical components in a well integrated system. In addition, the Company’s system is a complete software solution which runs on off the shelf hardware components. Solutions from Tandberg and Polycom are designed around proprietary hardware which increases the cost of the system and makes upgrades inconvenient. By developing a user interface which makes using the system as easy as using a telephone, system utilization is increased, resulting in significantly higher return on investment for the purchaser of the system.

Recently, Hewlett Packard entered the high-end video conferencing market with the announcement of their Halo System. According to a press release issued by Hewlett Packard, the price of a Halo System starts at $550,000 per room (equipment and set up) and $18,500 per month in recurring network and support fees. The average cost of the Company’s “Digital Presence System” starts at under $100,000 per room (equipment and set up) and $4,000 per month in recurring network and support fees. The Company believes the entrance of Hewlett Packard into our market segment is evidence of significant market potential for high-end systems. By delivering “Digital Presence™” through a network of Channel Partners, the Company is able to provide corporations, government and learning institutions with significantly greater flexibility in room design at a fraction of the cost.

Research and Development

Throughout 2004 and 2005, the Company spent approximately $600,000 on software product development for its videoconferencing system.

Employees

The Company has five full time employees as of the date of this report. The Company also from time to time retains the services of independent contractors to perform software development projects.

Publicly Available Information

The Company maintains a website at www.telanetix.com. In addition, the Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). For further information with respect to the Company and its common stock, please review the Company’s filings, including exhibits and schedules thereto. The Company’s filings with the SEC are available to the public from the SEC’s website at www.sec.gov. You may also read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F. Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, where we lease approximately 5,662 square feet of office space. This lease is for a term of 39 months commencing in July 2005. The monthly rental payment including utilities and operating expenses for the facility is approximately $7,500. The Company believes this leased facility is in good condition and adequate to meet its current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2005.

After the period covered by this report, the Company held a Special Meeting of Stockholders on March 15, 2006, and the stockholders of the Company approved the following:

•	The reincorporation of the Company from a Nevada corporation to a Delaware corporation (the “Reincorporation”);

•	An amendment to the Company’s Articles of Incorporation to increase the authorized common stock at the Company from 75,000,000 shares to 200,000,000 shares, and to authorize 10,000,000 shares of “blank check” preferred stock (the “Increase in Authorized Capital”); and

•	The change of the Company’s name from “AER Ventures, Inc.” to “Telanetix, Inc.” (the “Name Change”).

The number of affirmative votes for, against and abstaining with respect to the approved proposals was as follows:

Proposal	For	Against	Abstain
Reincorporation	3,875,000	0	3,061,000
Increase in Authorized Capital	3,875,000	0	3,061,000
Name Change	3,875,000	0	3,061,000

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no public trading market for the Company’s common stock. The Company is taking steps to initiate trading following the filing of this report. Our trading symbol is “TNXI”.

Holders

As of December 31, 2005, 13,482,001 shares of our common stock were issued and outstanding, and held by approximately 75 shareholders of record.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., 7251 Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128.

Dividends

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and the Company does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2005, we have issued the following equity compensation under our 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan has not yet been approved by the Company’s stockholders.

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
3,651,512	$.28	1,348,488

The 2005 Plan provides the Company a means to grant awards to employees, directors and consultants of the Company and its affiliates. The Board of Directors has the authority to administer the 2005 Plan or may delegate administration of the Plan to a Committee or Committees of one or more members of the Board of Directors.

The awards granted under the 2005 Plan may be in the form of incentive stock options, non-statuory stock options or stock bonuses. A stock option is the right to purchase shares of our common stock at a fixed exercise price for a fixed period of time. The Committee will determine the exercise price of options granted under the 2005 Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and incentive stock options, the exercise price must be at least equal to the fair market value of our common stock on the date of grant. Notwithstanding the foregoing, an incentive stock option may be granted with an exercise price lower than that set forth in the preceding sentence if such option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Sections 424(a) of the Code. In addition, the exercise price for any incentive stock option granted to any employee owning more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant.

Generally, the exercise price of each nonstatutory stock option granted under the 2005 Plan cannot be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. However, a nonstatutory stock option may be granted with an exercise price lower than that set forth in the preceding sentence if such option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provision of Section 424(a) of the Code. Additional terms including term, consideration vesting and early exercise shall be determined by the Board of Directors at the time of grant.

Stock bonus awards are granted pursuant to the terms of stock bonus agreement. Each stock bonus agreement shall be in such form and shall contain such terms and conditions as the Board of Directors shall deem appropriate. The terms and conditions of stock bonus agreements may change from time to time, and the terms and conditions of separate stock bonus agreements need not be identical.

A total of 5,000,000 shares of common stock may be issued pursuant to stock awards under the 2005 Plan. If any stock award shall for any reason expires or otherwise terminates, in whole or in part, without having been exercised in full (or vested in the case of restricted stock), the stock not acquired under such stock award shall revert to and again become available for issuance under the 2005 Plan.

The 2005 Plan provides that in the event of a merger with or into another corporation or other entity, then the surviving corporation or acquiring corporation shall assume any stock awards outstanding under the Plan or shall substitute similar stock awards for those outstanding under the Plan. If the surviving corporation or acquiring corporation in an change of control refuses to assume such stock awards or to substitute similar stock awards for those outstanding under the Plan, then with respect to stock awards which are (i) held by participants whose continuous service has not terminated prior to such event, and (ii) would otherwise vest and become exercisable within one (1) year of the closing of such acquisition, the vesting of such stock award shall be accelerated and made fully exercisable at least thirty (30) days prior to the closing of such acquisition. Any stock award not exercised prior to the closing of an acquisition involving a change in control of the Company shall be terminated.

The Board of Directors at any time, and from time to time, may amend the 2005 Plan. However, except as provided in Section 11 of the 2005 Plan relating to adjustments upon changes in stock, no amendment shall be effective unless approved by the stockholders of the Company to the extent shareholder approval is necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 or any securities exchange listing requirements. The Board of Directors may suspend or terminate the 2005 Plan at any time. Unless sooner terminated, the 2005 Plan shall terminate on the day before the tenth (10th) anniversary of the date the 2005 Plan is adopted by the Board of Directors or approved by the stockholders of the Company, whichever is earlier. No stock awards may be granted under the 2005 Plan while the 2005 Plan is suspended or after it is terminated.

As of December 31, 2005, the following warrants to purchase Company common stock are outstanding:

Number of securities to be issued upon exercise of outstanding warrants	Exercise price of outstanding warrants	Expiration Date of Warrants
100,000	$1.25	March 31, 2008
200,000	$1.80	June 30, 2008

The warrants were granted pursuant to warrant agreements and were issued as individual arrangements to two of the Company’s advisors in exchange for services rendered. The warrants permit the holder to purchase shares of the Company’s common stock at a fixed exercise price through the date of their expiration.

Recent Sales of Unregistered Securities

In May 2005, we issued 20,000 shares of our common stock to our legal counsel in exchange for services rendered to the Company. This transaction was exempt from registration under the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

As described in Item 1, on August 18, 2005, we consummated the share exchange for the purchase of Telanetix-California from the Telanetix-California stockholders and options and warrant holders. This share exchange resulted in our issuance of a total of 7,254,000 shares of common stock and 4,251,512 options or warrants to purchase our common stock. Each of the Telanetix-California stockholders was an “accredited investor” as defined in Rule 501 of Regulation D. The issuance of the shares of common stock, options and warrants to the Telanetix-California stockholders was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

As part of the share exchange, in August 2005 the Company also assumed the warrants issued by Telanetix-California to purchase 100,000 shares of common stock at a purchase price of $1.25 per share, which warrants expire if not exercised before March 31, 2008, and the warrants to purchase a total of 200,000 shares of common stock at a purchase price of $1.80 per share, which warrants expire if not exercised before June 30, 2008.

In September and October 2005, we sold 480,001 shares of our common stock at price of $1.50 per share to six individuals in a private placement. The proceeds to the Company from these sales were $686,401 net of selling commissions of $33,601. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In March 2006, we sold 804,333 shares of our common stock at price of $1.50 per share to five individuals and institutions in a private placement. The proceeds to the Company from these sales were $1,206,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

In August 2005, the Company completed its share exchange acquisition of Telanetix-California. The Company has been a development stage company and is now making the transition to operations. The Company has established five demonstration centers and is beginning to secure distribution for its videoconferencing products and services through its “Channel Partner” strategy. This strategy has focused on partnerships with a very limited number of resellers or Channel Partners, each of which will be responsible for all the business in an exclusive territory.

For the year ended December 31, 2005, we generated revenues of $103,346. These revenues were generated from sales of the Company’s video conferencing products and services, and represent the initial sales generated by the Company. We are devoting a significant portion of our resources to the development of additional sales as well as a Channel Partner network. While we anticipate that sales volume will increase as a result of these efforts, we are selling a new product into a developing marketplace. As a result, our sales often require several customer meetings and demonstrations. Sales cycles, closure rates and the timing and amount of future revenues are necessarily difficult to predict. We anticipate revenues will be inconsistent for at least the next twelve months.

Our operating expenses for the year ended December 31, 2005 were $2,117,252 and were comprised primarily of salaries and wages, consulting fees, professional fees and travel and entertainment. This level of operating expense is consistent with our estimated operating expenses for the next 12 months. While the Company has completed development of our initial products and services, we anticipate continued research and development effort associated with modifications to meet customer requirements as well as maintaining industry standards. As a result research and development is not expected to change significantly over the next 12 months. We have also initiated a product development plan designed to allow the Company to deliver ancillary products to new and existing customers, and enhance our core “Digital Presence™” product line. The costs associated with this development effort are estimated to be approximately $500,000, comprised primarily of salaries and wages for existing employees and payments to independent contractors for development work.

At present, our facilities and equipment are sufficient to support our current level of operations. We do not currently expect to make significant investments or capital expenditures for new plant and equipment at this time.

We presently have five full-time employees. We do not have any present plan to significantly increase or decrease the number of our employees, but do plan to hire independent contractors to perform specific development projects.

As of December 31, 2005, we had $47,906 of cash on hand and a working capital deficit of $1,680,062 Subsequent to the end of the year, we have raised $1,206,500 through a private placement of securities, and have cash on hand of approximately $1,237,000 and a monthly working capital deficit of approximately $120,000 as of the date of this report. We expect this cash together with anticipated cash flows from operations to be sufficient to fund our operations until December 2006.

We plan to raise additional capital over the course of 2006. We will have to raise this additional capital from the sale of debt or equity securities. There are no commitments or arrangements for other offerings in place. There is no assurance that we will be able to raise additional funds. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, we have incurred losses from inception and have yet to establish profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

RISK FACTORS

In addition to the other information in this report, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related To Our Financial Condition

We Have A Limited Operating History and We are Currently In An Early Stage of Operations, We Have Experienced Significant Expenditures Related To Funding Our Initial Development, And We Are Currently Carrying a Net Loss. If Our Business Model Is Not Successful, Or We Are Unable To Generate Sufficient Revenue To Offset Our Start-Up Expenditures, We May Not Become Profitable, And The Value Of Your Investment May Decline.

We have a limited operating history from which to evaluate our business and prospects. We have earned $103,346 in revenue from our inception to December 31, 2005. For the fiscal year ended December 31, 2005, we had a net loss of ($2,139,423) and we had a cumulative net loss of ($6,894,377) for the period since inception at November 20, 2002 to December 31, 2005. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. We have yet to establish significant customer demand for our products and may not for a significant period of time, which may result in our inability to continue our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of development stage companies, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

To Satisfy Our Capital Requirements, We Will Seek To Raise Funds In The Public or Private Capital Markets, Which May Not Be Given on Terms Favorable To Us, Or We May Not Be Able To Raise Funds At All. In The Event That We Receive Funds on Undesirable Terms, Or Are Unable To Receive Additional Funds, We May Not Be Able To Fund Our Operations and Will Not Be Able to Continue As A Going Concern. The Additional Funding May Have Terms Which Will Dilute The Value of Your Investment.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable. We may seek additional funding through the sale of debt or equity securities. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities. As a result, we may be required to discontinue our operations or curtail our planned sales and research and development plans, thereby reducing or eliminating the value of our equity. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest in our Company.

Our Auditors Have Expressed Substantial Doubt Regarding Our Ability To Continue As A Going Concern. If We Are Unable To Continue As A Going Concern, We May Be Required To Substantially Revise Our Business Plan or Cease Operations.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2005 and December 31, 2004, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and expect to continue to incur losses for a period of time. We have not established any other source of equity or debt financing. We cannot assure you that we will be able to obtain sufficient funds or that we will become self-funding. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

If A Market For Our Common Stock Does Not Develop, Stockholders May Be Unable To Sell Their Shares.

There is currently no market for our common stock and no certainty that a market will develop. We have initiated the process to begin trading over the counter under the symbol “TNXI” but no market has yet developed for our stock. If no market is ever developed for our shares, it may be difficult for stockholders to sell their stock. In such a case, stockholders may find that they are unable to achieve benefits from their investment.

Risks Related To Our Business

We Face Competition From Much Larger and Well-Established Companies.

We face competition in the video conferencing industry from much larger and well-established companies, including Polycom, Inc., and Tandberg, and new entrants such as Hewlett-Packard. These companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, other established or new companies may develop or market products competitive with our video conferencing system.

Lower Than Expected Market Acceptance Of Our Video Conferencing System and Price Competition Would Negatively Impact Our Business.

We have yet to establish significant customer acceptance of our products. If the market does not accept our products or services, our ability to achieve any level of profitability would be harmed. Our profitability could also be negatively affected in the future as a result of competitive price pressures in the sale of video conferencing systems, which could cause us to reduce the prices for our system. Any such reduction could have an adverse impact on our product margins and profitability.

The Sales Cycle For Our Video Conferencing System Can Be Long and Unpredictable.

As with the sale of any “disruptive” technology to new users, the time from introduction to sale of our system can take months as end-users educate themselves on the benefits of our video conferencing system. Our quarterly revenues and operating results depend upon the timing of channel partner orders received during a given quarter and the shipment and recognition of resulting revenue during each quarter, each of which is extremely difficult to forecast. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter.

We Face risks related to our dependence on channel partners to sell our products.

We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our video conferencing system. We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product. Our channel partners carry videoconferencing products of our competitors from whom they derive significant revenues, and although we have received a commitment of minimum sales levels, and each channel partner has purchased systems from us, our channel partners will be selling our competitor’s products as well as our products. These sales may be to customers who would otherwise purchase the Company’s videoconferencing system and result in reduced sales and profits for the Company.

Our agreements with our channel partners are only for one year, and we cannot be certain as to future order levels from our channel partners or renewal of such agreements. In the event of one of our channel partners does not renew our agreement, we will lose that distribution channel and will need to identify and secure another source. If we were unable to timely find a replacement channel partner or alternative distribution source it would harm our results of operations.

ITEM 7. FINANCIAL STATEMENTS

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Burnham & Schumm P.C.

1981 East Murray-Halladay Road, Suite 245

Salt Lake City, Utah 84117

To the Board of Directors and Stockholders

of Telanetix, Inc. formerly AER Ventures, Inc

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiary (a Delaware corporation) (Formerly AER Ventures, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telanetix, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 8 to the financial statements, the Company incurred a net loss of $2,139,423 and $734,387 during the years ended December 31, 2005 and 2004, respectively and as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $1,680,062. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Salt Lake City, Utah

March 6, 2006

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets

Current Assets:
Cash	$47,906	$4,409
Accounts receivable, less allowance for doubtful accounts of $ – 0 –	49,305	—
Prepaid expenses	271	—

Total current assets	97,482	4,409

Property and Equipment:
Furniture and fixtures	27,681	38,361
Computers and conference equipment	373,278	258,743

	400,959	297,104
Less: accumulated depreciation	248,653	162,292

	152,306	134,812

Other Assets:
Deposits	18,432	6,102

Total Assets	$268,220	$145,323

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$167,110	$84,593
Accrued salaries and wages	136,672	1,039,923
Accrued payroll taxes	10,455	69,157
Accrued vacation	72,014	33,768
Accrued interest, stockholder	59,593	2,824
Customer deposit	—	4,901
Notes payable, stockholder	1,331,700	111,111

Total current liabilities	1,777,544	1,346,277

Deferred compensation	963,384	—

Stockholders’ Equity:
Common stock, $.0001 par value, 200,000,000 shares authorized, 13,482,001 and 5,248,000 issued and outstanding	1,348	525
Additional paid in capital	4,410,321	3,553,475
Warrants	10,000	—
Deficit accumulated during the development stage	(6,894,377)	(4,754,954)

Total stockholders’ equity	(2,472,708)	(1,200,954)

Total Liabilities and Stockholders’ Equity	$268,220	$145,323

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the period November 20, 2002 (Inception) Through December 31, 2005
Net sales:
Product	$70,721	$—	$70,721
Services	32,625	—	32,625

	103,346	—	103,346

Cost of sales:
Product	25,855	—	25,855
Services	32,686	—	32,686

	58,541	—	58,541

Gross profit	44,805	—	44,805

Operating Expenses:
Salaries and wages	879,574	350,989	3,433,877
Payroll taxes	63,752	25,174	240,887
Medical benefits	96,578	79,187	383,258
Research and development	2,400	4,587	201,961
Consulting and subcontract	458,510	10,812	698,833
Travel and entertainment	108,104	1,384	376,402
Office supplies	11,956	5,553	58,037
Professional fees	155,304	8,133	301,424
Trade shows	28,264	—	28,264
Rent	80,047	70,334	353,350
Utilities	8,018	9,274	33,296
Telephone and internet	85,122	76,452	284,828
Depreciation	91,159	81,015	255,581
Facilities expenses	6,234	399	76,487
Other operating expenses	42,230	11,840	148,090

Total operating expenses	2,117,252	735,133	6,874,575

Operating loss	(2,072,447)	(735,133)	(6,829,770)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS – CONTINUED

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the period November 20, 2002 (Inception) Through December 31, 2005
Other income (expense):
Gain (loss) on disposal of fixed assets	(5,694)	4,365	(4,446)
Interest income	763	5	8,689
Interest expense	(59,645)	(2,824)	(63,250)

Total other income (expense)	(64,576)	1,546	(59,007)

Loss before income taxes	(2,137,023)	(733,587)	(6,888,777)
Provision for income taxes	2,400	800	5,600

Net Loss	$(2,139,423)	$(734,387)	$(6,894,377)

Net Loss Per Share	$(.26)	$(.14)	$(1.22)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD NOVEMBER 20, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2005

	Common Stock		Additional Paid-In Capital	Warrants	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, November 20, 2002	—	$—	$—	$—	$—	$—
Common stock issued for cash on March 31, 2003 at $.001 per share	5,000,000	500	4,500	—	—	5,000
Common stock issued for cash during 2003 at $.10 per share	248,000	25	24,775	—	—	24,800
Cash Contributed by shareholders to pay for Company expenses	—	—	3,474,200	—	—	3,474,200
Net loss for the period November 20, 2002 through December 31, 2003	—	—	—	—	(4,020,567)	(4,020,567)

Balance, December 31, 2003	5,248,000	525	3,503,475	—	(4,020,567)	(516,567)
Net loss for the year ended December 31, 2004	—	—	—	—	(734,387)	(734,387)
Cash contributed by shareholders to pay Company expenses	—	—	50,000	—	—	50,000

Balance, December 31, 2004	5,248,000	$525	$3,553,475	$—	$(4,754,954)	$(1,200,954)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

FOR THE PERIOD NOVEMBER 20, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2005

	Common Stock		Additional Paid-In Capital	Warrants	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, December 31, 2004	5,248,000	$525	$3,553,475	$—	$(4,754,954)	$(1,200,954)
Common stock issued for services at $.10 per share on May 16, 2005	20,000	2	1,998	—	—	2,000
Warrants issued in July 2005	—	—	—	10,000	—	10,000
Common stock issued in connection with the acquisition of subsidiary on August 15, 2005	7,254,000	725	(27,623)	—	—	(26,898)
Common stock issued for $1.50 per share in September through December 2005, net of offering costs of $33,600.	480,001	48	686,352	—	—	686,400
Fair value of 2005 stock options at grant date	—	—	76,167	—	—	76,167
Stock options exercised at $.20 per share on July 13, 2005	480,000	48	119,952	—	—	120,000
Net loss for the year ended December 31, 2005	—	—	—	—	(2,139,423)	(2,139,423)

Balance, December 31, 2005	13,482,001	$1,348	$4,410,321	$10,000	$(6,894,377)	$(2,472,708)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the period November 20, 2002 (Inception) Through December 31, 2005
Cash flows from operating activities:
Net loss	$(2,139,423)	$(734,387)	$(6,894,377)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	91,159	81,015	255,581
Fair value of stock options at grant date	76,167	—	76,167
Common stock issued for compensation	120,000	—	120,000
Company expenses paid directly by shareholders	6,802	—	6,802
Loss on disposal of fixed assets	5,694	(4,365)	4,446
(Increase) in accounts receivable	(49,305)	—	(49,305)
Decrease in due from vendor	—	12,041	—
(Increase) in prepaid expenses and deposits	(12,601)	—	(18,703)
Increase in accounts payable and accrued expenses	82,517	65,772	167,110
Increase (decrease) in accrued salaries and wages	(903,251)	365,529	136,672
Increase (decrease) in accrued payroll taxes	(58,702)	25,174	10,455
Increase in accrued vacation	38,246	(8,486)	72,014
Increase in accrued interest, stockholder	56,769	2,824	59,593
Increase (decrease) in customer deposits	(4,901)	4,901	—
Increase in deferred compensation	963,384	—	963,384

Net cash used by operating activities	$(1,727,445)	$(189,982)	$(5,090,161)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the period November 20, 2002 (Inception) Through December 31, 2005
Cash flows from investing activities:
Purchase of property and equipment	$(116,282)	$(17,122)	$(428,295)
Proceeds from disposal of fixed assets	1,935	8,027	15,962

Net cash used by investing activities	(114,347)	(9,095)	(412,333)

Cash flows from financing activities:
Proceeds from borrowing from stockholders	1,300,000	111,111	1,411,111
Issuance of common stock	686,400	50,000	4,240,400
Repayments of borrowing from stockholders	(111,111)	—	(111,111)
Issuance of warrants	10,000	—	10,000

Net cash provided by financing activities	1,885,289	161,111	5,550,400

Net increase (decrease) in cash	43,497	(37,966)	47,906
Cash, beginning of period	4,409	42,375	—

Cash, end of period	$47,906	$4,409	$47,906

Interest paid	$2,876	$—	$3,657

Income taxes paid	$800	$—	$3,200

Liabilities assumed in acquisition of subsidiary	$31,700	$—	$31,700

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly AER Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

AER Ventures, Inc. was incorporated under the laws of the State of Nevada on November 20, 2002. The Company was formed to explore and, if warranted, develop mineral properties. On August 15, 2005, the Company entered into a share exchange agreement with Telanetix, Inc., a private California corporation in the business of developing and selling advanced technology and services for remote digital conferencing. In connection with the exchange, the Company divested itself of all its assets and liabilities related to the mining business. The share exchange agreement is essentially a reverse merger with Telanetix, Inc., the surviving company. The Company’s name has been changed to Telanetix, Inc. and reincorporated from a Nevada corporation to a Delaware corporation.

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

Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

e.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods based on estimated useful lives of three to seven years. Major replacements which extend the useful lives of equipment are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to expenses as incurred.

f.	Income Taxes

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

g.	Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred.

h.	Shipping and Handling Costs

Shipping and handling costs include costs associated with delivery of video conferencing equipment from the Company’s sole location to each customer’s designated location. The Company’s policy is to classify shipping and handling costs as part of cost of goods sold in the statements of operations.

i.	Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

j.	Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling video conferencing equipment and servicing the systems. Revenue is recognized only after the systems have been installed at the customer’s location and after services have been provided to customers and collection of the sale is reasonably assured.

k.	Stock Based Compensation

The Company accounts for its stock based compensation in accordance with Financial Accounting Standards Board 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005.

l.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m.	Fair Value of Financial Instruments

The amounts reported for cash, accounts receivable, accounts payable, and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

n.	Concentration of Risks

The Company transacts its business with primarily one financial institution. From time to time the amount on deposit in this institution may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

2.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Notes payable to three individuals, also stockholders of the Company, interest is being charged at 4%, the notes are unsecured and due on demand.	$—	$111,111
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	31,700	—
Note payable to Mainas Development Corporation, owned by an individual who is a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	1,300,000	—

	$1,331,700	$111,111

3.	Deferred Compensation

On August 12, 2005, five of the Company’s key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals deferred compensation paid each year. At December 31, 2005, $963,384 of unpaid salaries was reclassified to deferred compensation and reported as a long-term liability in the accompanying financial statements.

4.	Income Taxes

The provision for income tax consists of the following components at December 31, 2005 and 2004:

	2005	2004
Current:
Federal income taxes	$—	$—
State income taxes	2,400	800
Deferred	—	—

	$2,400	$800

Notes to Consolidated Financial Statements – Continued

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2005	2004
Expected tax benefit using regular rates	$(726,588)	$(249,692)
State minimum tax	2,400	800
Valuation allowance	726,588	249,692

Tax Provision	$2,400	$800

Due to the Company transitioning from a development stage company to an operating company and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	2005	2004
Deferred tax assets	$2,348,242	$1,671,975
Valuation allowance	(2,348,242)	(1,671,975)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The Company has loss carryforwards totaling $4,305,666 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

Operating Losses
2021	$414,457
2022	232,404
2023	415,689
2024	725,779
2025	2,517,337

$4,305,666

5.	Warrants

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The agreements allow the individuals to purchase up to 150,000 shares each of the Company’s common stock. The first 100,000 shares at $1.80 per share and expire, if not exercised, on June 30, 2008 and up to 50,000 more shares at $1.25 per share and expire, if not exercised, on March 31, 2008. The warrants outstanding at December 31, 2005 that are convertible into the Company’s common stock total 300,000 shares.

6.	Lease Commitment

The Company leases its office space under a long-term operating lease agreement. Rent expense for the years ended December 31, 2005 and 2004 was $80,047 and $70,334, respectively.

The following is a schedule of future noncancellable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at December 31, 2005.

2006	$82,488
2007	85,000
2008	50,738

$218,226

7.	Stock Based Compensation

On August 15, 2005, in connection with the exchange agreement, the Company adopted the 2005 Equity Incentive Plan. Under the terms of the exchange agreement, all outstanding options under Telanetix, Inc.’s existing 2001 Equity Incentive Plan were cancelled in exchange for new options with similar terms granted under the 2005 Equity Incentive Plan.

The compensation cost that has been charged against income for the plan was $76,167 and $–0– for 2005 and 2004, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $–0– for 2005 and 2004 due to a valuation allowance to reduce deferred tax assets. See note 4.

The Company’s 2005 Employee Equity Incentive Plan (the Plan), which is not yet shareholder-approved, permits the grant of share options and shares to its employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Share awards generally vest over three years.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because the Black Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2004
Expected volatility	.1%	.1%
Weighted-average volatility	.1%	.1%
Expected dividends	0%	0%
Expected terms (in years)	5-8	5-8
Risk-free rate	3.5%-6%	2.1%-3.4%

A summary of option activity under the Plan as of December 31, 2005, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	2,851,512	$.20
Granted	1,500,000	.41
Exercised	(480,000)	–0–
Forfeited or expired	(220,000)	–0–

Outstanding at December 31, 2005	3,651,512	$.17	7.6	$620,000

Exercisable at December 31, 2005	2,418,525	$.26	7.6	$76,167

The weighted-average grant-date fair value of options granted during the years 2005 and 2004 was $.41 and $–0–, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $120,000 and $–0–, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2005 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	2,182,712	$–0–
Granted	1,500,000	.41
Vested	(2,229,725)	.03
Forfeited	(220,000)	-0-

Nonvested at December 31, 2005	1,232,987	$.44

As of December 31, 2005, there was $543,833 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.75 years. The total fair value of shares vested during the years ended December 31, 2005 and 2004 was $76,167 and $–0–, respectively.

8.	Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $1,931,746 during the year ended December 31, 2005 and accumulated losses of $6,686,700 since opening for business. The Company’s current liabilities exceed its current assets by $1,668,552 at December 31, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9.	Subsequent Events

From January 2006 through March 6, 2006, the Company sold 804,333 shares of its authorized common stock to individuals at $1.50 per share totaling $1,206,500.

On March 15, 2006, the stockholders of the Company approved the reincorporation of the Company from a Nevada corporation to a Delaware corporation, amended its articles of incorporation to increase the authorized common stock from 75,000,000 shares to 200,000,000 shares and authorized 10,000,000 shares of preferred stock, changed its par value from $.001 to $.0001 for its common stock and approved the change of the Company’s name from AER Ventures, Inc. to Telanetix, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disputes or disagreements with Burnham & Schumm, P.C., our independent outside auditors, which have been engaged by the Company since May 2005.

ITEM 8A. CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the design and operation of such disclosure controls and procedures were effective.

Changes In Internal Controls Over Financial Reporting. During the most recent fiscal year, we experienced a change in control in connection with the share exchange described above in Item 1. The share exchange and the change in control resulted in changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting. Prior to August 2005, our business was focused in early stage evaluation of mining claims. We had limited operations. In connection with the Exchange, we terminated our mining business and acquired operations associated with next generation video conferencing. We have also had a change in management, including the Chief Executive Officer and Chief Financial Officer, which will necessarily result in changes in our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Company directors are elected by the stockholders to a term of one (1) year and to serve until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, audit, or compensation committees. The following table sets forth certain information regarding executive officers and directors of the Company as of December 31, 2005:

Name and Address	Age	Position
Thomas A. Szabo	46	Chairman of the Board and Chief Executive Officer
Richard M. Ono	45	Chief Financial Officer, Chief Operating Officer and Secretary

Mr. Szabo has served as the Chairman of the Board and Chief Executive Officer of the Company since the effectiveness of the exchange in August 2005 and has served as the Chairman of the Board and Chief Executive Officer of Telanetix-California from its inception in 2001. From 2003 to 2005, Mr. Szabo served as Chairman and Chief Executive Office of Public Media Works, Inc. a publicly-traded film production company (OTC-BB: PMWI.OB). From 1997 to the present, he served as a director of Digital On-Demand, Inc., a private digital entertainment network, and served Chairman and CEO from 1997 until its sale to Alliance Entertainment Corporation in 1999. From 2000 to 2005, Mr. Szabo served on the Board of Directors of Alliance Entertainment Corp., a privately held global entertainment distributor. Mr. Szabo currently serves on several boards of directors including Digital-on-Demand, Inc.

Mr. Ono has served as the Chief Operating Officer and Secretary of the Company since the effectiveness of the exchange in August 2005, and served as the Chief Operating Officer and Secretary of the Telenetix-Calfornia since April 2005. From 2002 to 2004, Mr. Ono was a Partner with Avant Partners, Inc., a private management consulting firm specializing in high technology start-ups and turnarounds. From 1999 to 2002, he was the Senior Vice President, General Manager for ADN Corporation, a private provider of Internet services to enterprise customers. Mr. Ono has also held executive and senior level sales and marketing management positions with Xircom Corp., Western Digital Corp (NYSE: WDC), Gateway Communications, Inc. and Regis McKenna, Inc.

Board of Directors

The Bylaws of the Company provide that the number of directors which shall constitute the whole board shall not be less than one or more than five. The current board consists of one director, Mr. Szabo. The number of directors shall be determined by resolution of the board of directors or by the stockholders at the annual meeting.

The Company does not currently have any independent directors and so does not have any arrangement regarding director compensation. The Company is seeking between one and two independent directors at this time, and anticipates entering into some compensation arrangement with any such directors, in addition to reimbursement of out-of-pocket expenditures.

Family Relationships

There are no family relationships among members of management or the Board of Directors of the Company.

Audit Committee

The Company does not currently have an audit committee or “audit committee financial expert”. The Company is seeking additional board members including at least one additional director who qualifies as a “financial expert” and to serve as member of the audit committee, but as of the date of this report does not have such a director.

Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders can nominate directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Exchange Act, the Company notes the following delinquencies for the period ended December 31, 2005: Thomas Szabo, Richard Ono, Robert Alford and Robert Arnold each filed their initial Form 3 late on December 12, 2005.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company. The Code is attached an exhibit to its Form 10-KSB filed with the Commission on April 14, 2005. The Code is also available free of charge upon request to the Company at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, Attn: Richard Ono.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Fiscal Year Ending December 31st		Salary	Bonus		Other Annual Compensation	All Other Compensation
Thomas A. Szabo, CEO	2005		$176,076	$0		$0	$0
	2004		$0	$190,000	(2)	$0	$0
	2003		$55,001	$125,000	(2)	$0	$0

Richard M. Ono, CFO, COO and Secretary	2005	(3)	$90,000	$0		$0	$0

(1)	The Company has not granted any Stock Appreciation Rights or Long Term Incentive Plans, nor does the Company maintain any retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs.
(2)	The Company deferred payment of compensation to Mr. Szabo in the amount of $190,000 for 2004 and $125,000 for 2003. The Company and Mr. Szabo entered into an agreement in August 2005 in which the Company agreed to pay Mr. Szabo $29,000 of his 2004 deferred compensation in 2005 (which has not been paid by the Company as of the date of this report), and the remaining $286,000 of deferred compensation in two payments of $143,000 each during 2008 and 2009.
(3)	Mr. Ono joined the Company in April 2005.

Employment Contracts

The Company has no employment contracts with its executive officers. The Company has not adopted any compensation policies.

Option Grants

The Company adopted a 2005 Equity Incentive Plan (“2005 Plan”) in August 2005 pursuant to which the Company may issue up to 5,000,000 options to purchase shares of the Company’s common stock. The 2005 Plan provides that issuances of options and the terms of such issuances shall be as determined by the Board of Directors of the Company.

The Executive Officers of the Company named in the Summary Compensation Table were issued the following options during the fiscal year ended December 31, 2005 under the 2005 Plan:

Fiscal Year 2005 Option Grants

Name and Principal Position	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees In Fiscal Year(3)	Exercise Price of Options Granted	Expiration Date
Thomas A. Szabo, CEO	803,888	(1)	25.3%	$.20	Various dates between 2013 and 2015
Richard M. Ono, CFO, COO and Secretary	200,000 400,000	(2)	6.3% 12.6%	$.20 $1.00	January 2015 August 2015

(1)	All of these 803,888 stock options were issued to Mr. Szabo in August 2005 in exchange for his Telanetix-California options pursuant to the Share Exchange Agreement described in Item 1.

(2)	200,000 of these stock options were issued to Mr. Ono in August 2005 in exchange for his Telanetix-California options pursuant to the Share Exchange Agreement described in Item 1.
(3)	Percentage calculated based on 2,370,972 stock options granted to employees in exchange for their Telanetix-California options pursuant to the Share Exchange Agreement described in Item 1, and 700,000 stock options granted to employees by the Company in 2005 other than in connection with the share exchange.

Option Values

No Executive Officer of the Company named in the Summary Compensation Table exercised any options during the fiscal year ended December 31, 2005. The following table sets forth information concerning the value of all exercisable and un-exercisable options held by those persons listed in the Summary Compensation Table as of December 31, 2005:

Fiscal Year-End Option Values

As Of December 31, 2005

Name and Job Title At December 31, 2005	Number of Securities Underlying Unexercised Options(#)		Value of Unexercised In-the-Money and Options($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Szabo, CEO	653,888	150,000	$850,054	$195,000
Richard M. Ono, CFO, COO and Secretary	120,833	479,167	$157,082	$302,917

(1)	There is currently no public trading market for the Company’s common stock. Solely for purposes of this report, the “in –the –money” value of the unexercised options was calculated based on the spread between the exercise price of the options and the March 2006 private placement price of $1.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 23, 2006, regarding the beneficial ownership of our common stock with respect to (i) the Company’s officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and the Company’s stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2)
Officers and Directors
Thomas A. Szabo	2,270,555	(3)	13.3%
Richard M. Ono	141,667	(4)	1%
All directors and executive officers as a group (2 persons)	2,412,222	(5)	14.3%
5% Stockholders
Thomas A. Szabo	2,270,555	(3)	13.3%
Robert S. Alford	1,241,666	(6)	7.2%
Robert C. Arnold	960,000	(7)	5.6%

(1)	The address for each person is 6197 Cornerstone Court East, Suite 108, San Diego, California 92121

(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 14,286,334 shares of common stock outstanding as of March 26, 2006 and 2,847,762 options or warrants exercisable within sixty (60) days of March 26, 2006.
(3)	Includes 670,555 shares of common stock issuable upon the exercise of outstanding stock options.
(4)	Includes 141,667 shares of common stock issuable upon the exercise of outstanding stock options.
(5)	Includes 812,222 shares of common stock issuable upon the exercise of outstanding stock options.
(6)	Includes 441,666 shares of common stock issuable upon the exercise of outstanding stock options.
(7)	Includes 360,000 shares of common stock issuable upon the exercise of outstanding stock options.

A description of the options granted under the Company’s 2005 Equity Incentive Plan during 2005 is set forth above in Item 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater stockholders, except as follows:

As described in Item 1, on August 18, 2005, the Company consummated the share exchange for the purchase of Telanetix-California from the Telanetix-California stockholders and options and warrant holders. This share exchange resulted in our issuance of a total of 7,254,000 shares of common stock and 4,251,512 options or warrants to purchase our common stock to individuals which includes our officers, directors and five percent or greater stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description

2.1	Exchange Agreement by and among AER Ventures, Inc., Telanetix, Inc. and certain Stockholders of Telanetix dated August 15, 2005 (1)

2.2	Agreement and Plan of Merger of AER Ventures, Inc. and Telanetix, Inc. dated March 15, 2006 (2)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

10.1	2005 Equity Incentive Plan (2)

10.2	Executive Deferred Compensation Plan effective June 1, 2005 (2)

11	Statement re Computation of Per Share Earnings(3)

14.1	Code of Business Conduct and Ethics (4)

21	Listing of Subsidiaries (2)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer (2)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer (2)

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer (2)

32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer (2)

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on August 19, 2005.
(2)	Filed as an exhibit to this report.
(3)	Included within the financial statements filed in this report.
(4)	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Commission on April 14, 2005.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the last quarter of the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $22,429 to its principal accountant, Burnham & Schumm P.C., for the audit of its annual financial statements, and review of its financial statements included in its Form 10-QSBs, and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal year ended December 31, 2005. The Company did not pay Burnham & Schumm P.C. any fees in the fiscal year ended December 31, 2004.

Audit-Related Fees, Tax Fees, All Other Fees

The Company paid no other fees to its principal accountant for audit-related services (other than reported above); tax compliance, tax advice or tax planning services; or any other products and services, other than those previously described, for the fiscal years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and intends to adopt pre-approval policies and procedures for payments to its principal accountant once the audit committee has been established. The Board of Directors has approved all of the fees paid and identified herein to the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc.
(Registrant)

Date: March 31, 2006	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas A. Szabo	Chairman of the Board	March 31, 2006
Thomas A. Szabo

/s/ Richard M. Ono	Chief Financial Officer	March 31, 2006
Richard M. Ono