Form 10QSB
period 2006-03-31
Telanetix,Inc
filed 2006-05-19
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
 (Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                     to

Commission File Number 000-51995

TELANETIX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0622733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6197 Cornerstone Court E, Suite 108 San Diego, California 92121
(Address of principal executive offices)
(858) 362-2250 (Issuer's telephone number, including area code)

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑

On May 15, 2006, the registrant had outstanding 14,419,667 shares of Common Stock, which is the registrant's only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$1,104,377	$47,906
Accounts receivable, less allowance
for doubtful accounts of $-0- and $-0-	46,555	49,305
Prepaid expenses	16,712	271
Total current assets	1,167,644	97,482

Property and equipment
Furniture and fixtures	27,681	27,681
Computers and conference equipment	358,050	373,278
	385,731	400,959
Less: accumulated depreciation	(270,605)	(248,653)
	115,126	152,306

Deposits	15,632	18,432

Total assets	$1,298,402	$268,220

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$131,258	$167,110
Accrued salaries and wages	264,748	136,672
Accrued payroll taxes	23,086	10,455
Accrued vacation	82,405	72,014
Accrued interest, stockholder	78,826	59,593
Notes payable, stockholder	1,331,700	1,331,700
Total current liabilities	1,912,023	1,777,544

Deferred compensation	963,384	963,384

Stockholders' Deficit
Preferred stock, no par value,
10,000,000 share authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized,
14,419,667 and 13,482,001 shares
issued and outstanding as of
March 31, 2006 and December 31, 2005
respectively	1,442	1,348
Additional paid in capital	5,850,727	4,410,321
Warrants	10,000	10,000
Deficit accumulated during the
development stage	(7,439,174)	(6,894,377)
Total stockholders' deficit	(1,577,005)	(2,472,708)

Total liabilities and stockholders' deficit	$1,298,402	$268,220
The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			November 20, 2002
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales:
Product	$-	$-	$70,271
Services	27,500	-	60,125
	27,500	-	130,846

Cost of sales:
Product	-	-	25,855
Services	19,942	-	52,628
	19,942	-	78,483

Gross profit	7,558	-	52,363

Operating expenses:
Payroll and related benefits	268,730	204,154	4,326,752
Research and development	-	3,350	201,961
Consulting and subcontract	85,141	324,014	783,974
Travel and entertainment	45,324	3,015	421,726
Professional fees	31,792	3,256	333,216
Trades shows	-	-	28,264
Rent	21,735	17,550	375,085
Utilities	1,813	1,779	35,109
Telephone and internet	13,010	18,330	297,838
Depreciation	27,028	19,753	282,609
Other	35,049	6,579	317,663
Total operating expenses	529,622	601,780	7,404,197

Operating loss	(522,064)	(601,780)	(7,351,834)

Other income (expense)
Gain (loss) on disposal
of fixed assets	(4,153)	1,795	(8,599)
Interest income	653	243	9,342
Interest expense	(19,233)	(4,017)	(82,483)
Total other income (expense)	(22,733)	(1,979)	(81,740)

Loss before income taxes	(544,797)	(603,759)	(7,433,574)

Provision for income taxes	-	-	5,600

Net loss	$(544,797)	$(603,759)	$(7,439,174)

Net loss per share - basic and diluted	$(0.04)	$(0.12)	$(1.19)

Weighted average shares outstanding -
basic and diluted	13,789,945	5,248,000	6,231,793

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD NOVEMBER 20, 2002 (INCEPTION)
THROUGH MARCH 31, 2006
			For the period
			November 20, 2002
	For the three months	For the three months	(Inception)
	ended	ended	Through
	March 31, 2006	March 31, 2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(544,797)	$(603,759)	$(7,439,174)

Adjustments to net loss to cash
provided by operating activities:
Depreciation	27,028	19,753	282,609
Amortization of stock based compensation	34,000	-	110,167
Common stock issued for services	-	-	120,000
Company expenses paid directly by shareholders	-	-	6,802
Loss on disposal of fixed assets	4,153	-	8,599

Changes in assets and liabilities
Accounts receivable	2,750	-	(46,555)
Inventory	-	-	-
Prepaid expenses and deposits	(13,641)	(15,493)	(32,344)
Accounts payable and accrued expenses	(35,852)	(92,124)	131,258
Accrued salaries and wages	128,076	-	264,748
Accrued payroll taxes	12,631	-	23,086
Accrued vacation	10,391	12,403	82,405
Accrued interest, stockholder	19,233	(2,824)	78,826
Customer deposit	-	-	-
Deferred compensation	-	-	963,384

Net cash used by operating activities	(356,028)	(682,044)	(5,446,189)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,653)	(428,295)
Proceeds from disposal of fixed assets	5,999	-	21,961

Net cash provided by (used in) investing activities	5,999	(20,653)	(406,334)

Cash flows from financing activities:
Proceeds from notes payable issued to a
shareholder	-	1,025,000	1,411,111
Issuance of common stock	1,406,500	-	5,646,900
Payment of notes payable issued to a
shareholder	-	(111,111)	(111,111)
Issuance of warrants	-	-	10,000

Net cash provided by financing activities	1,406,500	913,889	6,956,900

Net increase (decrease) in cash	1,056,471	211,192	1,104,377

Cash at beginning of the period	47,906	4,409	-

Cash at end of the period	$1,104,377	$215,601	$1,104,377

Interest paid	$-	$-	$3,657

Income taxes paid	$-	$-	$3,200

Liabilities assumed in acquisition of subsidiary	$-	$-	$31,700
The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

The Company was initially incorporated as AER Ventures, Inc. as a Nevada corporation. On August 15, 2005, the Company entered into an Exchange Agreement (“Exchange Agreement”) with Telanetix, Inc., a California corporation (“Telanetix-California”), a company in the business of developing and selling advanced technology and services for remote digital conferencing, and certain stockholders of Telanetix-California. In connection with the Exchange, Telanetix-California became a subsidiary of the Company and the former stockholders of Telanetix-California obtained a controlling interest in the Company’s common stock. The Exchange was accounted for as a reverse merger.

Effective March 2006, the Company effected a reincorporation from Nevada to Delaware and changed is name from “AER Ventures, Inc.” to “Telanetix, Inc.”

The Company is considered a “Development Stage Company” as defined by Statement of Financial Accounting Standards No. 7.

b.	Principles of Consolidation

The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary Telanetix-California. All significant intercompany balances and transactions have been eliminated.

c.	Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash or cash equivalents.

d.	Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

e.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods based on estimated useful lives of three (3) to seven (7) years. Major replacements which extend the useful lives of equipment are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to expenses as incurred.

f.	Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

Prior to and including the fiscal year ended December 31, 2005, the Company elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), the Company is now required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with instructions to Form 10-QSB and Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for Telanetix, Inc. for the year ended December 31, 2005 included in our filing on Form 10-KSB for the year ended December 31, 2005. The interim unaudited financial statements should be read in conjunction with those financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three (3) months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Note payable to a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	$31,700	$31,700
Note payable to Mainas Development Corporation, owned by an individual who is a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	1,300,000	1,300,000

	$1,331,700	$1,331,700

3.	Deferred Compensation

On August 12, 2005, five (5) of the Company’s key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individual’s deferred compensation paid in each of those years. At March 31, 2006, $963,384 of unpaid salaries are recorded as deferred compensation and reported as a long-term liability in the accompanying financial statements.

4.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. As of December 31, 2005, the Company had loss carryforwards totaling $4.3 million that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2024. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, no tax benefits are recognized in the accompanying statement of operations.

5.	Warrants

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The agreements allow each of the individuals to purchase up to 150,000 shares each of the Company’s common stock. The warrant to purchase the first 100,000 shares may be exercised at $1.80 per share and expire, if not exercised, on June 30, 2008 and the warrant to purchase up to 50,000 additional shares may be exercised at $1.25 per share and expire, if not exercised, on March 31, 2008. The warrants outstanding at March 31, 2006 are exercisable for a total of 300,000 shares of  the Company’s common stock.

6.	Lease Commitment

The Company leases its office space under a long-term operating lease. Rent expense for the three (3) months ended March 31, 2006 and 2005 was $21,735 and $17,750, respectively.

The following is a schedule of future non-cancelable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one (1) year at March 31, 2006.

2006	$81,984
2007	84,520
2008	28,904

$195,408

7.	Stock Based Compensation

On August 15, 2005, in connection with the Exchange Agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the Exchange Agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled in exchange for new options with similar terms granted under the 2005 Plan.

The compensation cost that has been charged against income for the 2005 Plan was $34,000 and $-0- for the three (3) months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $-0- for the three (3) months ended March 31, 2006 and 2005 due to a valuation allowance to reduce deferred tax assets. See Note 4.

The 2005 Plan, which has not yet been approved by the shareholders, permits the grant of share options and shares to its employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that is at least equal to the fair market price of the Company’s stock at the date of grant; those option awards generally vest based on three (3) years of continuous service and have ten (10) year contractual terms. Share awards generally vest over three (3) years.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because the Black Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2004
Expected volatility	.1%	.1%
Weighted-average volatility	.1%	.1%
Expected dividends	0%	0%
Expected terms (in years)	5-8	5-8
Risk-free rate	3.5%-6%	2.1%-3.4%

A summary of option activity under the 2005 Plan from January 1, 2005 through March 31, 2006, and changes during the periods then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	2,851,512	$.20
Granted	1,500,000	.41
Exercised	(480,000)	-0-
Forfeited or expired	(220,000)	-0-

Outstanding at December 31, 2005	3,651,512	$.17	7.6	$620,000

Granted	-0-	-0-
Exercised	( -0-)	-0-
Forfeited or expired	( -0-)	-0-
Outstanding at March 31, 2006	3,651,512	$.17	7.3	$110,167

The weighted-average grant-date fair value of options granted during the years 2005 and 2004 was $.41 and $-0-, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $120,000 and $-0-, respectively.

A summary of the status of the Company’s non-vested shares as of March 31, 2006, and changes during the year ended December 31, 2005 and the three (3) months ended March 31, 2006 is presented below:

Nonvested Shares	Shares		Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	2,182,712		$-0-
Granted	1,500,000		.41
Vested	(2,229,725)		.03
Forfeited	(220,000)		-0-

Nonvested at December 31, 2005	1,232,987		$.44
Granted	-0-		-0-
Vested	(190,571)		.18
Forfeited	-0-	-	-0-
Nonvested at March 31, 2006	1,042,416		.49

As of March  31, 2006, there was $514,833 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.50 years. The total fair value of shares vested during the three (3) months ended March 31, 2006 and 2005 was $34,000 and $-0-, respectively.

8.	Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $544,797 during the three (3) months ended March 31, 2006 and accumulated losses of $7,439,174 since opening for business. The Company’s current liabilities exceed its current assets by $744,379 at March 31, 2006. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9.	Subsequent Event

Effective May 16, 2006, the Company amended the vesting schedule of stock options held by its Chief Operating Officer and Chief Financial Officer, Richard M. Ono, to acquire 600,000 shares of common stock to provide that all options are vested as of May 16, 2006. In the quarter ending June 30, 2006, the Company will recognize $413,333 of salary expense due to the amended vesting of these stock options.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts included in this report, including without limitation, statements under “Plan of Operation”, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing. The discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes in our filing on Form 10-KSB for the year ended December 31, 2005.

OVERVIEW

We develop and market high end video conferencing solutions. Our solutions are designed to create a fully immersive and interactive environment that integrates audio, video, and data from multiple locations into a single environment regardless of geographic boundaries. Our Digital PresenceTM technology delivers full size, face-to-face images of real-time video, audio, and data in high quality resolution at 30 frames per second. Our solutions are based on next generation standards. We have developed our own high resolution coders and encoders implementing advanced MPEG-4 compression on a Linux platform. We also take advantage of decentralized IP multicasting in lieu of legacy conferencing bridges. Our solutions are designed to be simple to use, and allow customers to set up a conference with an intuitive touch screen interface.

We have been a development stage company and are now making the transition to operations. During 2005 we completed development of our initial video conferencing solution and commenced initial product sales. Our revenues are principally derived from the sale of videoconferencing products and services. Our product sales include items such as computers, monitors, speakers, cameras and microphones and related hardware devices. Service revenue is derived from the provision of network connectivity and related services. Generally, services are offered under the terms of one year agreements, which call for payment on a monthly basis.

Entering 2006 our primary business objectives have been to secure working capital to fund operations and to develop channel sales relationships with audio video resellers and systems integrators. During the three month period ended March 31, 2006, we raised $1,406,499 from a private placement of common stock at $1.50 per share. We also established our initial distributor relationships, focusing on partnerships with a very limited number of resellers or Channel Partners, each of which will be responsible for all the business in an exclusive territory. In connection with those relationships we have established five (5) demonstration centers across the country. A substantial portion of our business efforts for the balance of 2006 will be devoted to establishing initial reference customer sales through those channels.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended March 31, 2006 were $27,500 as compared to no net sales for the three months ended March 31, 2005.  Net sales for the period ended March 31, 2006 were comprised entirely of service sales from existing customers. We did not introduce our initial solutions for sale until the second quarter of 2005. Accordingly we had no net sales for the period ended March 31, 2005.

We are devoting a significant portion of our management resources and efforts to the establishment of our Channel Partner network and establishing sales of our video conferencing products and services. While we anticipate that sales volume will increase as a result of these efforts, we are selling a new product through a newly developing sales channel. Furthermore, our sales often require several customer meetings and demonstrations. Consequently, sales cycles, closure rates and the timing and amount of future revenues are necessarily difficult to predict. We anticipate revenues will be inconsistent for at least the next twelve (12) months.

Cost of Sales

Cost of sales for the three months ended March 31, 2006 were $19,942 as compared to no cost of sales for the three months ended March 31, 2005. Costs of sales for the period ended March 31, 2006 were comprised primarily of charges to third party network providers.

Operating Expenses

Operating expenses for the three months ended March 31, 2006, were $529,622 as compared to $601,780 for the three months ended March 31, 2005 representing a decrease of $72,158 or 12%. The decrease in operating expenses for the period ended March 31, 2006 is primarily attributable to a decrease in consulting and subcontracting expenses of $238,873 over the prior period, offset by an increase in payroll and related benefits and travel and entertainment expenses of $64,576 and $42,309, respectively, over the comparable period for the prior year.

Effective May 16, 2006, our Board of Directors elected to accelerate the vesting of options held by Richard M. Ono, our Chief Operating Officer and Chief Financial Officer. As a result of that acceleration, we will incur a non-cash salary expense of $413,333 for the second quarter of 2006. Aside from this one-time expense, we expect the level of operating expenses to be consistent with our first quarter expenses for the next twelve (12) months. We presently have five (5) full-time employees. We do not have any present plan to significantly increase or decrease the number of our employees. At present, our facilities and equipment are sufficient to support our current level of operations. While we have completed development of our initial products, we anticipate some continued research and development efforts associated with modifications to meet customer requirements as well as maintaining industry standards. As a result, research and development expenses are not expected to change significantly over the next twelve (12) months.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $19,233 as compared to $4,017 for the three months ended March 31, 2005, an increase of $15,216 or 479%. The increase in interest expenses as compared to the comparable period last year is attributable to interest accruing on our 6% promissory notes that were issued in a private placement transaction in the second quarter of 2005.

Net Loss

Net loss for the three months ended March 31, 2006 was $544,797 as compared to a net loss of $603,759 for the three months ended March 31, 2005, a decrease of $58,962 or 9.8%. The decrease in net loss is attributable primarily to the reduction in operation expenses.

We expect to continue to incur net losses for at least the next twelve (12) months as we attempt to build our business. With the exception of the non-cash salary expense for the second quarter, discussed above, we currently intend to maintain our operating expenses consistent with current levels, and hope to increase net sales. Any decrease in net losses in the next twelve months will depend upon our ability to increase net sales and correspondingly gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $1,104,377 of cash on hand and a working capital deficit of $744,379. At December 31, 2006, we had cash on hand of $47,906 and a working capital deficit of $1,680,062.

Cash used in operations for the three month period ended March 31, 2006 was $356,028. This was primarily the result of a net loss of $544,797 offset by an increase accrued salaries of $128,076, depreciation of 27,028, and amortization of stock based compensation of $34,000. We anticipate that our operations will continue to use cash during the next twelve (12) months.

Cash provided by investment activities was $5,999 for the three month period ended March 31, 2006, as the result of the sale of some fixed assets. We do not expect investment activities to be a significant source or use of cash for the next twelve (12) months.

Cash provided by financing activities was $1,406,500 as the result of the sale of 937,666 shares of Common Stock in a private placement transaction. Substantially all of our cash to date has been derived from our financing activities. We expect a continuation of this trend for the next twelve (12) months as revenues from the sale of our products and services continue to ramp.

We expect our current cash on hand at March 31, 2006 and anticipated revenues will be sufficient to fund our operations only until the fourth quarter of 2006. We will have to raise additional capital from the sale of debt or equity securities in order to finance our operations during the next twelve (12) months. There are no commitments or arrangements for other financings in place at this time. There is no assurance that we will be able to raise additional funds. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

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

Risks Related To Our Financial Condition:

We have a limited operating history and we are currently in an early stage of operations. We have experienced significant expenditures related to funding our initial development, and we are currently carrying a net operating loss. If our business model is not successful, or we are unable to generate sufficient revenue to offset our start-up expenditures, we may not become profitable, and the value of your investment may decline.

We have a limited operating history from which to evaluate our business and prospects. We have generated aggregate net sales of $150,846 from our inception to March 31, 2006. For the three month period ended March 31, 2006, we had a net loss of ($544,797) and we had a cumulative net loss of ($7,459,174) for the period since inception at November 20, 2002 to March 31, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever be profitable. We have yet to establish significant customer demand for our products and may not for a significant period of time, if ever, which may result in our inability to continue our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of development stage companies, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

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

    As of the date of our most recent audit, which included the fiscal years ended December 31, 2005 and December 31, 2004, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have begun to generate revenue, we are still operating at a net loss, and expect to continue to incur losses for a period of time. We do not have any established source of equity or debt financing. We cannot assure you that we will be able to obtain sufficient funds or that we will become self-funding. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Risks Related To Our Business:

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

As with the sale of any technology to new users, the time from introduction to sale of our system can take months as end-users educate themselves on the benefits of our video conferencing system. Our quarterly revenues and operating results depend upon the timing of channel partner orders received during a given quarter and the shipment and recognition of resulting revenue during each quarter, each of which is extremely difficult to forecast. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter.

    We face risks related to our dependence on channel partners to sell our products.

We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our video conferencing system. We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product. Our channel partners carry videoconferencing products of our competitors from whom they derive significant revenues, and although we have received a commitment of minimum sales levels, our channel partners will be selling our competitor’s products as well as our products. These sales may be to customers who would otherwise purchase the Company’s videoconferencing system and result in reduced sales and profits for the Company.

Our agreements with our channel partners are only for one year, and we cannot be certain as to future order levels from our channel partners or renewal of such agreements. In the event that any of our channel partners does not renew its agreement, we will lose that distribution channel and will need to identify and secure another source. If we were unable to timely find a replacement channel partner or alternative distribution source it would materially harm our results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the most recent fiscal quarter, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON DISCLOSURE CONTROLS AND PROCEDURES

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

In the course of our business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2006, we sold 937,666 shares of our common stock at price of $1.50 per share to ten (10) individuals and institutions, each of whom was an accredited investor in a private placement transaction. The proceeds to the Company from these sales were $1,406,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2006, the Company held a Special Meeting of the Stockholders (the "Special Meeting") to vote on the following three proposals:

1.	To reincorporate the Company from a Nevada corporation into a Delaware corporation;

2.
To increase the authorized capital from 75,000,000 shares of common stock to 210,000,000 shares of capital stock, 200,000,000 of which are designated as common stock, and 10,000,000 shares of which are designated as "blank check" preferred stock; and

3.	To change the name of the Company from "AER Ventures, Inc." to "Telanetix, Inc."

All three proposals were approved by the stockholders at the Special Meeting. A Certificate of Merger effecting the merger of the Company into Telanetix, Inc., a Delaware corporation was filed with the Secretaries of State of Nevada and Delaware on March 15, 2006. The foregoing actions are described in further detail in the Company's Definitive Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 15, 2006.

The number of affirmative votes for, against and abstaining with respect to the approved proposals was as follows:

Proposal	For	Against	Abstain
Reincorporation	3,875,000	0	3,061,000
Increase in Authorized Capital	3,875,000	0	3,061,000
Name Change	3,875,000	0	3,061,000

ITEM 5.	OTHER INFORMATION

In March 2006, we sold 937,666 shares of our common stock at price of $1.50 per share to ten (10) individuals and institutions, each of whom was an accredited investor in a private placement transaction. The proceeds to the Company from these sales were $1,406,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

4.1	Form of stock purchase agreement for March 2006 private placement transaction.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    On March 21, 2006, we filed a Current Report on form 8-K with respect to the results of the Special Meeting described in Part II Item 4 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.
Dated: May 19, 2006
By: /s/ Richard M. Ono
Mr. Richard M. Ono
Chief Financial Officer