Form 10QSB
period 2006-06-30
Telanetix,Inc
filed 2006-08-11
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
 (Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

On August 10, 2006, the registrant had outstanding 14,454,667 shares of Common Stock, which is the registrant's only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$435,114	$47,906
Accounts receivable, less allowance
for doubtful accounts of $-0- and $-0-	48,057	49,305
Prepaid expenses	50,148	271
Total current assets	533,319	97,482

Property and equipment:
Furniture and fixtures	30,008	27,681
Computers and conference equipment	402,309	373,278
	432,317	400,959
Less: accumulated depreciation	(298,574)	(248,653)
	133,743	152,306

Deposits	15,632	18,432

Total assets	$682,694	$268,220

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$62,394	$167,110
Accrued salaries and wages	108,209	136,672
Accrued payroll taxes	10,907	10,455
Accrued vacation	83,249	72,014
Customer deposit	100,000	-
Accrued interest, stockholder	98,273	59,593
Notes payable, stockholder	1,300,000	1,331,700
Total current liabilities	1,763,032	1,777,544

Deferred compensation	963,384	963,384

Stockholders' Deficit
Preferred stock, no par value,
10,000,000 share authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized,
14,454,667 and 13,482,001 shares
issued and outstanding as of
June 30, 2006 and December 31, 2005,
respectively	1,445	1,348
Additional paid in capital	6,323,307	4,410,321
Warrants	10,000	10,000
Deficit accumulated during the
development stage	(8,378,474)	(6,894,377)
Total stockholders' deficit	(2,043,722)	(2,472,708)

Total liabilities and stockholders' deficit	$682,694	$268,220
The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period
					November 20, 2002
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales:
Product	$16,938	$21,707	$16,938	$21,707	$87,659
Services	31,500	-	59,000	-	91,625
	48,438	21,707	75,938	21,707	179,284

Cost of sales:
Product	16,192	7,477	16,192	7,477	42,047
Services	19,788	-	39,731	-	72,416
	35,980	7,477	55,923	7,477	114,463

Gross profit	12,458	14,230	20,015	14,230	64,821

Operating expenses:
Payroll and related benefits	631,836	252,833	900,566	456,986	4,958,588
Research and development	-	2,100	-	5,450	201,961
Consulting and subcontract	130,159	36,031	215,299	360,045	914,133
Travel and entertainment	35,319	43,889	80,643	46,904	457,045
Professional fees	13,283	40,065	45,075	43,321	346,499
Trade shows	-	22,724	-	22,724	28,264
Rent	27,267	24,103	49,002	41,653	402,352
Utilities	2,592	2,333	4,405	4,112	37,701
Telephone and internet	5,734	31,972	18,744	50,301	303,572
Depreciation	30,507	22,749	57,535	42,502	313,116
Other	58,842	15,273	93,892	21,994	376,505
Total operating expenses	935,539	494,072	1,465,161	1,095,992	8,339,736

Operating loss	(923,081)	(479,842)	(1,445,146)	(1,081,762)	(8,274,915)

Other income (expense)
Gain (loss) on disposal
of fixed assets	2,193	(7,629)	(1,960)	(5,694)	(6,406)
Interest income	1,896	247	2,550	489	11,238
Interest expense	(20,308)	(16,307)	(39,541)	(20,324)	(102,791)
Total other income (expense)	(16,219)	(23,689)	(38,951)	(25,529)	(97,959)

Loss before income taxes	(939,300)	(503,531)	(1,484,097)	(1,107,291)	(8,372,874)

Provision for income taxes	-	-	-	-	5,600

Net loss	$(939,300)	$(503,531)	$(1,484,097)	$(1,107,291)	$(8,378,474)

Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.11)	$(0.21)	$(1.23)

Weighted average shares outstanding -
basic and diluted	14,433,568	5,248,000	14,113,535	5,248,000	6,798,530

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD NOVEMBER 20, 2002 (INCEPTION)
THROUGH JUNE 30, 2006

			For the period
			November 20, 2002
	For the six months	For the six months	(Inception)
	ended	ended	Through
	June 30, 2006	June 30, 2005	June 30, 2006

Cash flows from operating activities:
Net loss	$(1,484,097)	$(1,107,291)	$(8,378,474)

Adjustments to net loss to cash
provided by operating activities:
Depreciation	57,535	42,502	313,116
Amortization of stock based compensation	454,083	-	530,250
Common stock issued for services	-	-	120,000
Company expenses paid directly by shareholders	-	-	6,802
Loss on disposal of fixed assets	1,960	5,694	6,406

Changes in assets and liabilities
Accounts receivable	1,248	(16,806)	(48,057)
Prepaid expenses and deposits	(47,077)	(39,107)	(65,780)
Accounts payable and accrued expenses	(104,716)	(22,188)	62,394
Accrued salaries and wages	(28,463)	97,735	108,209
Accrued payroll taxes	452	-	10,907
Accrued vacation	11,235	25,130	83,249
Customer deposit	100,000	(4,901)	100,000
Accrued interest, stockholder	38,680	17,449	98,273
Deferred compensation	-	-	963,384

Net cash used by operating activities	(999,160)	(1,001,783)	(6,089,321)

Cash flows from investing activities:
Purchase of property and equipment	(54,199)	(53,233)	(482,494)
Proceeds from disposal of fixed assets	13,267	1,795	29,229

Net cash used by investing activities	(40,932)	(51,438)	(453,265)

Cash flows from financing activities:
Proceeds from notes payable issued to shareholders	-	1,300,000	1,411,111
Issuance of common stock	1,459,000	-	5,699,400
Payment of notes payable issued to a shareholder	(31,700)	(111,111)	(142,811)
Issuance of warrants	-	-	10,000

Net cash provided by financing activities	1,427,300	1,188,889	6,977,700

Net increase (decrease) in cash	387,208	135,668	435,114

Cash at beginning of the period	47,906	4,409	-

Cash at end of the period	$435,114	$140,077	$435,114

Interest paid	$-	$-	$3,657

Income taxes paid	$-	$-	$3,200

Liabilities assumed in acquisition of subsidiary	$-	$-	$31,700

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

The Company was initially incorporated as AER Ventures, Inc. as a Nevada corporation. On August 15, 2005, the Company entered into an Exchange Agreement ("Exchange Agreement") with Telanetix, Inc., a California corporation ("Telanetix-California"), a company in the business of developing and selling advanced technology and services for remote digital conferencing, and certain stockholders of Telanetix-California. In connection with the Exchange, Telanetix-California became a subsidiary of the Company and the former stockholders of Telanetix-California obtained a controlling interest in the Company’s common stock. The Exchange was accounted for as a reverse merger.

Effective March 2006, the Company effected a reincorporation from Nevada to Delaware and changed is name from "AER Ventures, Inc." to "Telanetix, Inc."

The Company is considered a "Development Stage Company" as defined by Statement of Financial Accounting Standards No. 7.

b.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2005, and 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

The Company reported a net loss of $1,484,097 for the six month period ended June 30, 2006. The net loss from date of inception, November 20, 2002 to June 30, 2006, totaled $8,378,474. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through June 30, 2006, a significant portion of the Company’s financing has been through private sales of securities. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

At June 30, 2006, the Company does not have sufficient cash to fund operations at the current level through December 31, 2006. If cash reserves are not sufficient to sustain operations during that period, management plans to raise additional capital by selling shares of capital stock or other securities. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

c.	Principles of Consolidation

The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary Telanetix-California. All significant intercompany balances and transactions have been eliminated.

d.	Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

e.	Accounts Receivable

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

j.	Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS 128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential dilutive stock options and warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive stock options and warrants as of June 30, 2006 and June 30, 2005 which were excluded from the calculation since the effect is anti-dilutive.

	June 30,
	2006	2005

Stock Options	3,351,512	3,471,512
Warrants	300,000	-
Total	3,651,512	3,471,512

k.	Revenue Recognition

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

Prior to and including the fiscal year ended December 31, 2005, the Company elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), the Company is now required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

2.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
Note payable to a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	$-	$31,700
Note payable to Mainas Development Corporation, owned by an individual who is a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	1,300,000	1,300,000

	$1,300,000	$1,331,700

3.	Deferred Compensation

On August 12, 2005, five of the Company’s key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individual’s deferred compensation paid in each of those years. At June 30, 2006 and December 31, 2005, $963,384 of unpaid salaries are recorded as deferred compensation and reported as a long-term liability in the accompanying financial statements.

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

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The agreements allow each of the individuals to purchase up to 150,000 shares each of the Company’s common stock. The warrant to purchase the first 100,000 shares may be exercised at $1.80 per share and expire, if not exercised, on June 30, 2008 and the warrant to purchase up to 50,000 additional shares may be exercised at $1.25 per share and expire, if not exercised, on March 31, 2008. The warrants outstanding at June 30, 2006 are exercisable for a total of 300,000 shares of  the Company’s common stock .

6.	Lease Commitment

The Company leases its office space under a long-term operating lease. Rent expense for the six months ended June 30, 2006 and 2005 was $49,002 and $41,653, respectively. Rent expense for the three months ended June 30, 2006 and 2005 was $27,267 and $24,103, respectively.

The following is a schedule of future non-cancelable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at June 30, 2006.

July 2006 to June 2007	$83,708
July 2007 to June 2008	86,260
July 2008 to August 2008	14,780

$184,748

7.	Stock Based Compensation

On August 15, 2005, in connection with the Exchange Agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the Exchange Agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled and new options were issued and granted with similar terms under the 2005 Plan.

The compensation cost that has been charged against income for the 2005 Plan was $454,083 and $-0- for the six months ended June 30, 2006 and 2005, respectively. The compensation cost that has been charged against income for the 2005 Plan was $420,083 and $-0- for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, the Company accelerated vesting on options to purchase 466,667 shares of common stock held by Richard M. Ono, our Chief Operating Officer and Chief Financial Officer, resulting in a non-cash salary expense of $413,333 during the three months and six months ended June 30, 2006.

The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $-0- for the six months ended June 30, 2006 and 2005 due to a valuation allowance to reduce deferred tax assets. See Note 4.

The 2005 Plan, permits the grant of share options and shares to its employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that is at least equal to the fair market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten year contractual terms.

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

A summary of option activity under the 2005 Plan from January 1, 2005 through June 30, 2006, and changes during the periods then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	2,851,512	$.20
Granted	1,500,000	.41
Exercised	(480,000)
Forfeited or expired	(220,000)

Outstanding at December 31, 2005	3,651,512	$.17	7.6	$620,000

Granted	-0-
Exercised	( -0-)
Forfeited or expired	(300,000)
Outstanding at June 30, 2006	3,351,512	$.18	7.0	$600,000

Exercisable at June 30, 2006	2,996,512	$.18	7.0	530,250

The weighted-average grant-date fair value of options granted during the years 2005 and 2004 was $.41 and $-0-, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $120,000 and $-0-, respectively.

A summary of the status of the Company’s non-vested options as of June 30, 2006, and changes during the year ended December 31, 2005 and the six months ended June 30, 2006 is presented below:

Nonvested Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	2,182,712	$-0-
Granted	1,500,000	.41
Vested	(2,229,725)	.03
Forfeited	(220,000)	-0-

Nonvested at December 31, 2005	1,232,987	$.44
Granted	-0-	-0-
Vested	(708,193)	.64
Forfeited	(169,794)	-0-
Nonvested at June 30, 2006	355,000	.20

As of June 30, 2006, there was $69,750 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.25 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $454,083 and $-0-, respectively. The total fair value of shares vested during the three months ended June  30, 2006 and 2005 was $420,083 and $-0-, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts included in this report, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, those items discussed under the heading "Risk Factors" below. The discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes in our filing on Form 10-KSB for the year ended December 31, 2005.

OVERVIEW

We develop and market high end video conferencing solutions that enable users to more effectively communicate across geographic boundaries. Our video conferencing solutions utilize high speed internet technology to allow users to interact in a fully immersive real-time video conferencing environment that integrates audio, video, and data from multiple locations. Our Digital Presence TM technology delivers full size, face-to-face images of real-time video, audio, and data in high quality resolution at 30 frames per second. Our solutions are based on next generation standards. We have developed our own high resolution video compression and decompression algorithms implementing advanced MPEG-4 compression on a Linux platform. We also take advantage of decentralized IP multicasting in lieu of legacy conferencing bridges. Our solutions are designed to be simple to use, and allow customers to set up a conference with an intuitive touch screen interface.

We have been a development stage company and are now making the transition to operations. During 2005 we completed development of our initial video conferencing solution and commenced initial product sales. Our revenues are principally derived from the sale of videoconferencing products and services. Our product sales are related to our video conferencing solutions, and include computers, monitors, speakers, cameras and microphones and related hardware devices. Service revenue is derived from the provision of network connectivity and related services. Generally, services are offered under the terms of one year agreements, which call for payment on a monthly basis.

At the beginning of 2006 our primary business objectives were to secure working capital to fund operations and to develop channel sales relationships with audio video resellers and systems integrators. During the six month period ended June 30, 2006, we raised $1,459,000 from a private placement of common stock at $1.50 per share. We also established our initial distributor relationships, focusing on partnerships with a very limited number of resellers or channel partners, each of which will be responsible for all the business in an exclusive territory. In connection with those relationships we have established five demonstration centers across the country. A substantial portion of our business efforts for the balance of 2006 will be devoted to establishing customer sales through those channels.

During the three months ended June 30, 2006, we accelerated vesting on options to purchase 466,667 shares of common stock held by Richard M. Ono, our Chief Operating Officer and Chief Financial Officer. This one-time transaction resulted in a non-cash salary expense of $413,333 during the quarter. We also determined to close our Hollywood Bridge office, which we used primarily as a sale and demonstration center. Our development of regional distribution centers and channel sales partners allows us to meet our demonstration needs while reducing our direct overhead.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing. We believe that the following accounting policies require the application of significant judgments and estimates.

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

Stock Based Compensation

Prior to and including the fiscal year ended December 31, 2005, the Company elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), the

 Company is now required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2006 were $48,438 as compared $21,707 for the three months ended June 30, 2005, an increase of $26,731 (123%).  Net sales for the six months ended June 30, 2006 were $75,938 as compared to $21,707 for the six months ended June 30, 2005, and increase of $54,231 (250%). Our sales for both periods in 2006 represent equipment sales to our channel partners, as well as our monthly billings to our channel partners for network service access. We did not introduce our video conferencing solutions for sale until the second quarter of 2005, when we had product sales to one of our channel partners.

We are devoting a significant portion of our management resources and efforts to the establishment of our Channel Partner network and establishing sales of our video conferencing products and services. While we anticipate that sales volume will increase as a result of these efforts, we are selling our video conferencing solutions through a new and continually emerging network of sales channels. Furthermore, our sales often require several customer meetings and demonstrations. Consequently, sales cycles, closure rates, and the timing and amount of future revenues are necessarily difficult to predict. We anticipate revenues will be inconsistent for at least the next twelve months.

Cost of Sales

Cost of sales for the three months ended June 30, 2006 were $35,980, or 74% of net sales, as compared $7,477, or 34% of net sales, for the three months ended June 30, 2005. Cost of sales for the six months ended June 30, 2006 were $55,923, or 74% of net sales, as compared to $7,477, or 34% of net sales, for the six month period ended June 30, 2005. Cost of sales for products consists primarily of equipment costs, and is variable based on the prevailing market rates for these items. Cost of sales for services consists primarily of charges from third party network providers.

Gross Profit

Our net sales and corresponding gross profit are substantially dependent on the sales prices and discounts offered to channel partners and customers on hardware sales, and our product mix. We may offer price breaks to channel partners or customers while we attempt to expand our market presence.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $935,539 as compared to $494,702 for the three months ended June 30, 2005. During the three months ended June 30, 2006, we incurred a non-cash salary expense of $413,333 related to the accelerated vesting of stock options held by Richard M. Ono, our Chief Operating Officer and Chief Financial Officer.

This increase in operating expenses is primarily the result of the non cash salary expense. In addition, consulting and subcontractor expenses increased during this period by $94,128 because we are using more technical consultants as we attempt to expand our market presence and improve our products and services. Other expenses include non-capitalized hardware and software purchases, marketing expenses, insurance expense and office related expenses and these expenses increased $43,569 as a result of our increased business activity. These increases were offset by decreases in payroll and related benefits by $34,330; and telephone and internet expense by $26,238 primarily as the result of the closure of our Hollywood Bridge Office. In addition we decreased expenses for professional fees by $26,782and trade shows expense by $22,724.

Operating expenses for the six months ended June 30, 2006 were $1,465,161 as compared to $1,095,992 for the six months ended June 30, 2005. The increase in operating expenses is attributable to the non-cash salary expense associated with the acceleration of Mr. Ono’s stock options, along with increases for other expenses of $71,898, travel and entertainment by $33,739 and payroll and related benefits by $30,247. These increases were offset by decreased expenses for consultants and subcontractors by $144,746; telephone and internet by $31,557, and trade shows by $22,724.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $20,308 as compared to $16,307 for the three months ended June 30, 2005, an increase of $4,001 or 25%. Interest expense for the six months ended June 30, 2006 was $39,541 as compared to $20,324 for the six months ended June 30, 2005, an increase of $19,217 or 95%.

The increase in interest expense as compared to the comparable periods last year is attributable to interest accruing on our 6% promissory notes that were issued in a private placement transaction in the second quarter of 2005.

Net Loss

Net loss for the three months ended June 30, 2006 was $939,300 as compared to a net loss of $503,531 for the three months ended June 30, 2005, an increase of $435,769 or 87%. Net loss for the six months ended June 30, 2006 was $1,484,097 as compared to a net loss of $1,107,291 for the six months ended June 30, 2005, an increase of $376,806 or 34%. Net loss increased during the 2006 periods as a result of the factors described above.

We expect to continue to incur net losses for at least the next twelve months as we attempt to build our business. With the exception of the non-cash salary expense for the second quarter, discussed above, we currently intend to maintain our operating expenses consistent with current levels, and hope to increase net sales. Any decrease in net losses in the next twelve months will depend upon our ability to increase net sales and correspondingly gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $435,114 of cash on hand and a working capital deficit of $1,229,713. At December 31, 2005, we had cash on hand of $47,906 and a working capital deficit of $1,680,062.

Cash used in operations for the six month period ended June 30, 2006 was $999,160. This was primarily the result of a net loss of $1,484,097 offset by amortization of stock based compensation of $454,083, a decrease in accrued salaries and wages of $104,716, and the receipt of a customer deposit of $100,000. We anticipate that our operations will continue to use cash during the next twelve months.

Cash used by investment activities was $40,932 for the six month period ended June 30, 2006, which is comprised of purchases of fixed assets totaling $54,199 and proceeds from the sale of fixed assets totaling $13,267.

Cash provided by financing activities was $1,427,300 for the six month period ended June 30, 2006. We sold 972,666 shares of Common Stock in a private placement transaction during the period for total proceeds of $1,459,000. We also paid off a note payable to shareholder of $31,700 during the period. Substantially all of our cash to date has been derived from our financing activities and we expect a continuation of this trend for the next twelve months.

We expect our current cash on hand at June 30, 2006 and anticipated revenues will be sufficient to fund our operations only until the third quarter of 2006. We will have to raise additional capital from the sale of debt or equity securities in order to finance our operations during the next twelve months. There are no commitments or arrangements for other financings in place at this time. There is no assurance that we will be able to raise additional funds. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

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

We have a limited operating history from which to evaluate our business and prospects. We have generated aggregate net sales of $179,284 from our inception to June 30, 2006. For the six month period ended June 30, 2006, we had a net loss of $1,484,097 and we had a cumulative net loss of $8,378,474 for the period since inception at November 20, 2002 to June 30, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever be profitable. We have yet to establish significant customer demand for our products and may not for a significant period of time, if ever, which may result in our inability to continue our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of development stage companies, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

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

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the design and operation of such disclosure controls and procedures were effective.

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

In May and June 2006, we sold 35,000 shares of our common stock at price of $1.50 per share to two individuals, each of whom was an accredited investor in a private placement transaction. The proceeds to the Company from these sales were $52,500. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.
Dated: August 11, 2006
By: /s/ Richard M. Ono
Mr. Richard M. Ono
Chief Financial Officer