Form 10QSB
period 2006-09-30
Telanetix,Inc
filed 2006-11-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
 (Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

On November 13, 2006, the registrant had outstanding 14,994,667 shares of Common Stock, which is the registrant's only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$236,074	$47,906
Accounts receivable, less allowance
for doubtful accounts of $-0- and $-0-	86,555	49,305
Prepaid expenses	50,662	271
Total current assets	373,291	97,482

Property and equipment
Furniture and fixtures	30,008	27,681
Computers and conference equipment	402,309	373,278
	432,317	400,959
Less: accumulated depreciation	(311,428)	(248,653)
	120,889	152,306

Deposits	15,632	18,432

Total assets	$509,812	$268,220

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$196,159	$167,110
Accrued salaries and wages	126,440	136,672
Accrued payroll taxes	2,872	10,455
Accrued vacation	88,850	72,014
Accrued interest, stockholder	117,933	59,593
Notes payable, stockholder	1,300,000	1,331,700
Total current liabilities	1,832,254	1,777,544

Deferred compensation	963,384	963,384

Stockholders' Deficit
Preferred stock, no par value,
10,000,000 share authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized,
14,994,667 and 13,482,001 shares
issued and outstanding	1,499	1,348
Additional paid in capital	7,437,003	4,410,321
Warrants	10,000	10,000
Deficit accumulated during the development stage	(9,734,328)	(6,894,377)
Total stockholders' deficit	(2,285,826)	(2,472,708)

Total liabilities and stockholders' deficit	$509,812	$268,220

The accompanying notes are in integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2006 (Unaudited)	For the three months ended September 30, 2005 (Unaudited)	For the nine months ended September 30, 2006 (Unaudited)	For the nine months ended September 30, 2005 (Unaudited)	For the period November 20, 2002 (Inception) through September 30, 2006 (Unaudited)
Net sales:
Product	$525,955	$2,412	$542,893	$24,119	$613,614
Services	45,170	8,138	104,170	8,138	136,795
	571,125	10,550	647,063	32,257	750,409

Cost of sales:
Product	126,177	-	142,369	7,477	168,224
Services	50,549	7,828	90,280	7,828	122,965
	176,726	7,828	232,649	15,305	291,189

Gross profit	394,399	2,722	414,414	16,952	459,220

Operating expenses:
Payroll and related benefits	225,010	299,687	1,125,576	756,673	5,183,598
Research and development	3,328	-	3,328	5,450	205,289
Consulting and subcontract	1,256,287	40,625	1,471,586	410,550	2,170,420
Travel and entertainment	44,436	40,263	125,079	71,764	501,481
Professional fees	103,412	40,540	148,487	73,981	449,911
Trade shows	-	5,540	-	28,264	28,264
Rent	19,095	12,057	68,097	53,711	421,447
Utilities	4,870	1,731	9,275	5,843	42,571
Telephone and internet	12,990	15,180	31,734	65,315	316,562
Depreciation	12,854	21,702	70,389	64,205	325,970
Other	48,764	12,092	142,656	34,085	425,269
Total operating expenses	1,731,046	489,417	3,196,207	1,569,841	10,070,782

Operating loss	(1,336,647)	(486,695)	(2,781,793)	(1,552,889)	(9,611,562)

Other income (expense):
Gain (loss) on disposal of fixed assets	-	-	(1,960)	(5,694)	(6,406)
Interest income	453	93	3,003	583	11,691
Interest expense	(19,660)	(19,874)	(59,201)	(40,198)	(122,451)
Total other income (expense)	(19,207)	(19,781)	(58,158)	(45,309)	(117,166)

Loss before income taxes	(1,355,854)	(506,476)	(2,839,951)	(1,598,198)	(9,728,728)

Provision for income taxes	-	-	-	-	5,600

Net loss	$(1,355,854)	$(506,476)	$(2,839,951)	$(1,598,198)	$(9,734,328)

Net loss per share - basic and diluted	$(0.09)	$(0.06)	$(0.20)	$(0.25)	$(1.33)

Weighted average shares outstanding -
basic and diluted	14,730,537	8,905,869	14,322,439	6,483,985	7,316,449

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly AER Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD NOVEMBER 20, 2002 (INCEPTION)
THROUGH SEPTEMBER 30, 2006

	For the nine months ended September 30, 2006 (Unaudited)	For the nine months ended September 30, 2005 (Unaudited)	For the period November 20, 2002 (Inception) through September 30, 2006 (Unaudited)

Cash flows from operating activities:
Net loss	$(2,839,951)	$(1,598,198)	$(9,734,328)

Adjustments to net loss to cash
provided by operating activities:
Depreciation	70,389	64,205	325,970
Amortization of stock based compensation	460,833	-	537,000
Common stock issued for services	1,107,000	-	1,227,000
Company expenses paid directly by shareholders	-	2,932	6,802
Loss on disposal of fixed assets	1,960	5,694	6,406

Changes in assets and liabilities
Accounts receivable	(37,250)	(5,500)	(86,555)
Inventory	-	(50,992)
Prepaid expenses and deposits	(47,591)	(13,007)	(66,294)
Accounts payable and accrued expenses	29,049	8,473	196,159
Accrued salaries and wages	(10,232)	343,213	126,440
Accrued payroll taxes	(7,583)	(46,413)	2,872
Accrued vacation	16,836	26,315	88,850
Customer deposit	-	16,883	-
Accrued interest, stockholder	58,340	37,323	117,933
Deferred compensation	-	-	963,384

Net cash used by operating activities	(1,198,200)	(1,209,072)	(6,288,361)

Cash flows from investing activities:
Purchase of property and equipment	(54,199)	(44,004)	(482,494)
Proceeds from disposal of fixed assets	13,267	1,935	29,229

Net cash used by investing activities	(40,932)	(42,069)	(453,265)

Cash flows from financing activities:
Proceeds from notes payable issued to shareholders	-	1,300,000	1,411,111
Issuance of common stock	1,459,000	100,000	5,699,400
Payment of notes payable issued to a shareholder	(31,700)	(111,111)	(142,811)
Issuance of warrants	-	10,000	10,000

Net cash provided by financing activities	1,427,300	1,298,889	6,977,700

Net increase (decrease) in cash	188,168	47,748	236,074

Cash at beginning of the period	47,906	4,409	-

Cash at end of the period	$236,074	$52,157	$236,074

Interest paid	$-	$2,857	$3,657

Income taxes paid	$-	$800	$3,200

Liabilities assumed in acquisition of subsidiary	$-	$32,400	$31,700

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

The Company reported a net loss of $2,839,951 for the nine month period ended September 30, 2006. The net loss from date of inception, November 20, 2002 to September 30, 2006, totaled $9,734,328. These losses raise substantial doubt about the Company’s ability to continue as a going concern unless the Company continues to increase sales and profit contribution as it has in the three months ended September 30, 2006.

The Company gained three new customers during the three month period ended September 30, 2006, revenues and gross margin were significantly higher than in any previous quarter, and the Company moved closer to covering its cash operating costs with the gross profit from its revenue stream. At September 30, 2006 the Company's cash balance was $236,074. Continued operations will depend on whether the Company is able to continue to add customers and revenue in order to cover its cash operating costs. If the Company is unsuccessful in adding additional customers and revenue, then the Company will need to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

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

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential dilutive stock options and warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive stock options and warrants as of September 30, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	September 30,
	2006	2005

Stock Options	3,351,512	4,251,512
Warrants	300,000	300,000
Total	3,651,512	4,551,512

k.	Revenue Recognition

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

2.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
Note payable to a stockholder of the Company; the note is non-interest bearing, is unsecured, and is due on demand.	$-	$31,700
Note payable to Mainas Development Corporation, which is owned by an individual who is a stockholder of the Company; the note bears 6% interest, is unsecured, and is due on demand.	1,300,000	1,300,000

	$1,300,000	$1,331,700

3.	Deferred Compensation

On August 12, 2005, five of the Company’s key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individual’s deferred compensation paid in each of those years. At September 30, 2006 and December 31, 2005, $963,384 of unpaid salaries are recorded as deferred compensation and reported as a long-term liability in the accompanying financial statements.

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

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The agreements allow each of the individuals to purchase up to 150,000 shares each of the Company’s common stock. The warrant to purchase the first 100,000 shares may be exercised at $1.80 per share and expire, if not exercised, on June 30, 2008 and the warrant to purchase up to 50,000 additional shares may be exercised at $1.25 per share and expire, if not exercised, on March 31, 2008. The warrants outstanding at September 30, 2006 are exercisable for a total of 300,000 shares of  the Company’s common stock .

6.	Lease Commitment

The Company leases its office space under a long-term operating lease. Rent expense for the nine months ended September 30, 2006 and 2005 was $68,097 and $53,711, respectively. Rent expense for the three months ended September 30, 2006 and 2005 was $19,095 and $12,057, respectively.

The following is a schedule of future non-cancelable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at September 30, 2006.

October 2006 to September 2007	$ 84,344
October 2007 to August 2008	79,530
$ 163,874

7.	Stock Based Compensation

On August 15, 2005, in connection with the Exchange Agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the Exchange Agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled and new options were issued and granted with similar terms under the 2005 Plan.

The compensation cost that has been charged against income for the 2005 Plan was $460,833 and $-0- for the nine months ended September 30, 2006 and 2005, respectively. The compensation cost that has been charged against income for the 2005 Plan was $6,750 and $-0- for the three months ended September30, 2006 and 2005, respectively.

The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $-0- for the nine months ended September 30, 2006 and 2005 due to a valuation allowance to reduce deferred tax assets. See Note 4.

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

	2006	2005
Expected volatility	.1%	.1%
Weighted-average volatility	.1%	.1%
Expected dividends	0%	0%
Expected terms (in years)	5-8	5-8
Risk-free rate	5.0%	3.5%-6%

A summary of option activity under the 2005 Plan from January 1, 2005 through September 30, 2006, and changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	2,851,512	$ 0.20
Granted	1,500,000	0.41
Exercised	(480,000)	0.20
Forfeited or expired	(220,000)	0.20
Outstanding at December 31, 2005	3,651,512	0.17	7.6	$ 620,000

Granted	10,000	1.50
Exercised	-	-
Forfeited or expired	(310,000)	0.24
Outstanding at September 30, 2006	3,351,512	0.30	6.7	600,000

Exercisable at September 30, 2006	3,031,512	0.31	6.7	537,000

The weighted-average grant-date fair value of options granted during the years 2006 and 2005 was $0.99 and $0.41, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $-0- and $120,000, respectively.

A summary of the status of the Company’s non-vested options as of September 30, 2006, and changes during the year ended December 31, 2005 and the nine months ended September 30, 2006 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	2,182,712	$ -
Granted	1,500,000	0.41
Vested	(2,229,725)	0.03
Forfeited	(220,000)	-
Nonvested at December 31, 2005	1,232,987	0.44

Granted	10,000	0.99
Vested	(743,193)	0.62
Forfeited	(179,794)	0.06
Nonvested at September 30, 2006	320,000	0.20

As of September 30, 2006, there was $63,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $460,833 and $-0-, respectively. The total fair value of shares vested during the three months ended September  30, 2006 and 2005 was $6,750 and $-0-, respectively.

8.	Investor Relations Agreement

The Company entered into an independent consulting agreement for investors' communication and public relations services with Salzwedel Financial Communications ("SFC") on August 14, 2006. Pursuant to terms of the one-year agreement, the Company agreed to issue an aggregate of 540,000 shares of common stock to SFC and to pay SFC $5,000 per month for services provided under the agreement. The Company agreed to file a registration statement that includes SFC's shares by January, 2007.

As of September 30, 2006, the Company recorded an expense of $1,107,000 related to the issuance of the 540,000 shares of common stock to SFC, and has been included in consulting and subcontract expense in the accompanying consolidated statement of operations.

9.	Subsequent event

On November 13, 2006, the Company sold 145,833 shares of common stock at $1.20 per share for a total of $175,000 to an accredited investor. In addition, warrants were issued to purchase up to 72,917 shares of Common Stock at $1.50 per share and are exercisable until November 3, 2009.

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

        Our Digital Presence™ systems differ from traditional video conferencing in several important ways. Our Digital Presence™ systems provide a complete immersive environment where meeting participants appear life sized and audio is of studio quality. All of the underlying technology, cameras and microphones are hidden from the user. Systems are installed so that meeting participants maintain eye contact and interact naturally (as if in the same room), as opposed to speaking into a camera and microphone. The transmission quality may help eliminate jitter, poor video quality and interruptions. Conferences are established with a simple “point and click” user interface. The system requires no expert assistance and no training to establish a connection. The system has an easy to use document collaboration feature to allow for the joint review, drafting and editing of documents and presentations.

At the beginning of 2006 our primary business objectives were to secure working capital to fund operations and to develop channel sales relationships with audio video resellers and systems integrators. During the nine month period ended September 30, 2006, we raised $1,459,000 from a private placement of common stock at $1.50 per share. We also established our initial distributor relationships, focusing on partnerships with a very limited number of resellers or channel partners, each of which will be responsible for all the business in an exclusive territory. In connection with those relationships we have established five demonstration centers across the country. A substantial portion of our business efforts for the balance of 2006 will be devoted to establishing customer sales through those channels.

During the three months ended September 30, 2006, we secured our first significant customer accounts resulting in significantly increased sales transactions in the marketplace and significant gross profit contribution towards our cash operating expenses.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 2006 were $571,125 as compared to $10,550 for the three months ended September 30, 2005, an increase of $560,575 (5,314%).  Net sales for the nine months ended September 30, 2006 were $647,063 as compared to $32,257 for the nine months ended September 30, 2005, and increase of $614,806 (1,906%). Our sales for both periods in 2006 represent equipment sales to our channel partners and three new customers, as well as our monthly billings to our channel partners and customers for network service access. We did not introduce our video conferencing solutions for sale until the second quarter of 2005, when we had product sales to one of our channel partners.

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

Cost of Sales

Cost of sales for the three months ended September 30, 2006 were $176,726, or 31% of net sales, as compared $7,828, or 74% of net sales, for the three months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 were $232,649, or 36% of net sales, as compared to $15,305, or 47% of net sales, for the nine month period ended September 30, 2005. Cost of sales for products consists primarily of equipment costs, and is variable based on the prevailing market rates for these items. Cost of sales for services consists primarily of charges from third party network providers.

Gross Profit

Gross profit for the period was $394,399 or 69% of net sales. Gross profit contribution significantly offset cash operating expenses for the first time. Gross profit for the three months ending September 30, 2006 were higher than anticipated primarily due to cost reduction benefits realized through enhancements to our software, which decreased the hardware requirements of our product.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $1,731,046 as compared to $489,417 for the three months ended September 30, 2005. The net increase in the current year period of $1,241,629 (254%) over the prior year period consists of the following items. Consulting and subcontractor expenses increased during the current year period by $1,215,662 (2992%) because of a non-cash expense of $1,107,000 for the issuance of 540,000 shares of common stock to our new investor relations firm, and we are using more technical consultants as we attempt to expand our market presence and improve our products and services. Our payroll and related benefits decreased during the current year period by $74,677 (25%) because we had more employees in the prior year period, and we rely more on consultants in the current year period than we did in the prior year period. Professional fees increased during the current year period by $62,872 (155%) primarily because of our preparation and filing of a registration statement during the current year period and due to other one-time legal fees. Other expenses, which include office, insurance and marketing related expenses, increased during the current year period by $36,672 (303%) as a result of our increased business activity.

Operating expenses for the nine months ended September 30, 2006 were $3,196,207 as compared to $1,569,841 for the nine months ended September 30, 2005. The net increase in the current year period of $1,626,366 (104%) over the prior year period consists of the following items. Our payroll and related benefits increased during the current year period by $368,903 (49%) because we had a non-cash expense of $413,333 related to the accelerated vesting on options to purchase 466,667 shares of common stock held by Richard M. Ono, our Chief Operating Officer and our Chief Financial Officer. Consulting and subcontractor expenses increased during the current year period by $1,061,036 (258%) because we had a non-cash expense of $1,107,000 for the issuance of 540,000 shares of common stock to our new investor relations firm. In addition, other expenses increased $108,571 (319%); professional fees increased $74,506 (101%), and travel and entertainment expense increased $53,315 (74%). These increases were offset by decreased expenses for, telephone and internet expense $33,581 (51%); and trade shows $28,264 (100%).

Interest Expense

Interest expense for the three months ended September 30, 2006 was $19,660 as compared to $19,874 for the three months ended September 30, 2005, a decrease of $214 or 1%. Interest expense for the nine months ended September 30, 2006 was $59,201 as compared to $40,198 for the nine months ended September 30, 2005, an increase of $19,003 or 47%.

The increase in interest expense for the nine month period as compared to the comparable period last year is attributable to interest accruing on our 6% promissory notes that were issued in a private placement transaction in the second quarter of 2005.

Net Loss

Net loss for the three months ended September 30, 2006 was $1,355,854 as compared to a net loss of $506,476 for the three months ended September 30, 2005, an increase of $849,378 or 168%. Net loss for the nine months ended September 30, 2006 was $2,839,951 as compared to a net loss of $1,598,198 for the nine months ended September 30, 2005, an increase of $1,241,753 or 78%.

We expect to continue to incur net losses for at least the next twelve months as we attempt to build our business. With the exception of the non-cash salary expense for the second quarter and the non-cash investor relations expense for the third quarter, discussed above, we currently intend to maintain our operating expenses consistent with current levels, and hope to increase net sales. Any decrease in net losses in the next twelve months will depend upon our ability to increase net sales and correspondingly gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $236,074 of cash on hand and a working capital deficit of $1,458,963. At December 31, 2005, we had cash on hand of $47,906 and a working capital deficit of $1,680,062.

Cash used in operations for the nine month period ended September 30, 2006 was $1,198,200. This was primarily the result of a net loss of $2,839,951 offset by stock for services compensation of $1,107,000, amortization of stock based compensation of $460,833, depreciation expense of $70,389, and a net increase in assets and liabilities $1,569. Our revenue and gross profit for the three months ended September 30, 2006 were higher than any previous quarter, and we moved closer to covering our cash operating expenses with our gross profit. We anticipate that our gross profit will continue to increase, covering an increasingly larger portion of our cash operating expenses. However, we anticipate that our operations will continue to use cash during the next twelve months.

Cash used by investment activities was $40,932 for the nine month period ended September 30, 2006, which is comprised of purchases of fixed assets totaling $54,199 and proceeds from the sale of fixed assets totaling $13,267.

Cash provided by financing activities was $1,427,300 for the nine month period ended September 30, 2006. We sold 972,666 shares of Common Stock in a private placement transaction during the period for total proceeds of $1,459,000. We also paid off a note payable to shareholder of $31,700 during the period. Substantially all of our cash prior to this period has been derived from our financing activities, however, we expect a decrease in this trend for the next twelve months as we continue to increase sales and gross profit contribution.

Our cash balance was $236,074 at September 30, 2006, and we will need to increase revenues and gross profit in order to fund future operations. On November 13, 2006, we sold 145,833 shares of common stock and warrants to purchase 72,917 shares of common stock at $1.50 per share to an accredited investor for $175,000, and will use the proceeds to increase cash reserves and fund future operating expenses. If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.There are no commitments or arrangements for future financings in place at this time. There can be no assurance that such capital will be available on favorable terms or at all. We may need additional financing thereafter until we can achieve profitability, if ever. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, we have incurred losses from inception and have yet to establish profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We have a limited operating history from which to evaluate our business and prospects. We have generated $750,409 in revenue from our inception to September 30, 2006, and we had a cumulative net loss of $9,734,328 for the period since inception at November 20, 2002 to September 30, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. We have yet to establish significant customer demand for our products and may not for a significant period of time, which may result in our inability to continue our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of development stage companies, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

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

We will be required to seek additional funding through the sale of debt or equity securities in order to continue our operations. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities. As a result, we may be required to discontinue our operations or curtail our planned sales and research and development plans, thereby reducing or eliminating the value of our equity. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest in our Company.

Our Auditors Have Expressed Substantial Doubt Regarding Our Ability To Continue As A Going Concern. If We Are Unable To Continue As A Going Concern, We May Be Required To Substantially Revise Our Business Plan or Cease Operations.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2005 and December 31, 2004, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and expect to continue to incur losses for a period of time. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Risks Related to Our Business

We Face Competition From Much Larger and Well-Established Companies.

We face competition in the video conferencing industry from much larger and well-established companies, including Polycom, Inc., and Tandberg, and new entrants such as Hewlett-Packard and Cisco Systems. These companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, other established or new companies may develop or market products competitive with our video conferencing system.

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

We Face Risks Related To Our Dependence On Channel Partners To Sell Our Products.

We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our video conferencing system. We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product. Our channel partners carry videoconferencing products of our competitors from whom they derive significant revenues, and although we have received a commitment of minimum sales levels, and each channel partner has purchased systems from us, our channel partners will be selling our competitor’s products as well as our products. These sales may be to customers who would otherwise purchase our videoconferencing system and result in reduced sales and profits.

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

Risks Relating to Our Industry

We face risks associated with our products and product development, including new product introductions and transitions.

The video conferencing industry is characterized by rapidly changing technology, such as the recent demand for high definition video technology, evolving industry standards and frequent new product introductions. The success of our products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors, and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support, are also factors that may affect our success.

Risks Related to the Market for Our Common Stock

We have experienced, and may continue to experience, significant fluctuations in the market price of our common stock.

The market price of our common stock has from time to time experienced significant fluctuations. The market price of our common stock may be significantly affected by a variety of factors, including:

• the announcement of new products or product enhancements by us or our competitors;

• technological innovations by us or our competitors;

• quarterly variations in our results of operations;

• acquisition of one of our competitors by a significantly larger company;

• general market conditions or market conditions specific to technology industries; and

• domestic and international macroeconomic factors.

Our board of director has the right to issue additional shares of common stock or preferred stock, without shareholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the board of directors was to determine that a takeover proposal was not in our best interest, shares could be issued by the board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

• diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;

• putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or

• effecting an acquisition that might complicate or preclude the takeover.

We May Be The Subject Of Securities Class Action Litigation Due To Future Stock Price Volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

We Have Never Paid Dividends On Our Capital Stock, And We Do Not Anticipate Paying Any Cash Dividends In The Foreseeable Future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Recently Enacted And Proposed Changes In Securities Laws And Regulations Are Likely To Increase Our Costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. Compliance with portions of the Act has been phased in over time for smaller issuers like us, so we have not yet taken all actions or incurred all expenses that will be necessary to comply with the Act. The Act also requires the SEC to promulgate new rules on a variety of subjects, and the SEC is continuing in that process. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our Common Stock Is Traded On The OTC Bulletin Board, Which May Be Detrimental To Investors.

Our shares of common stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

Our Common Stock Is Subject To Penny Stock Rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the design and operation of such disclosure controls and procedures were effective.

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

In September, 2006, we issued 540,000 shares of our common stock to a financial communications company in a private placement transaction pursuant to terms of an independent consulting agreement. We recorded a charge of $1,107,000 related to the issuance, and did not receive any proceeds from the issuance. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In November, 2006, we sold 145,833 shares of common stock and warrants to purchase 72,917 shares of common stock at $1.50 per share to an accredited investor for proceeds of $175,000. The proceeds will be used to increase cash reserves and fund future operating expenses. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2006, the Company held its Annual Meeting of the Stockholders (the "Annual Meeting") to vote on the following two proposals:

1.	To elect a board of two (2) directors to hold the office during the ensuing year or until their respective successors are elected and qualified; and

2.	To approve the Company's 2005 Equity Incentive Plan.

At the Annual Meeting, Thomas A. Szabo and Stephen Spalding were elected to the Company’s Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and have qualified, as follows:

NAME	FOR	WITHHELD

Mr. Thomas Szabo	7,435,980	0

Mr. Stephen Spalding	7,435,980	0

The proposal to adopt the Company's 2005 Equity Incentive Plan was approved by the following vote of the Stockholders at the Annual Meeting:

For	Against	Abstain
7,410,980	0	25,000

The foregoing actions are described in further detail in the Company's Definitive Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on July 25, 2006.

ITEM 5.	OTHER INFORMATION

Effective October 14, 2006, Mr. Stephen Spalding resigned as a member of our Board of Directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Form of Subscription Agreement for November 2006 private placement

4.2	Form of Warrant Agreement for November 2006 private placement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.
Dated: November 14, 2006
By: /s/ Richard M. Ono
Mr. Richard M. Ono
Chief Financial Officer