Form 10KSB
period 2006-12-31
Telanetix,Inc
filed 2007-03-29
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

(Mark One)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to____.

Commission File No. 000-31639

TELANETIX, INC. (Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	77-0622733 (I.R.S. Employer Identification No.)
6197 Cornerstone Court E, Suite 108 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
Issuer's telephone number (858) 362-2250

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    [   ]  Yes    [ X ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Issuer's revenues for the fiscal year ending December 31, 2006 were $1,311,494.

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock on March 19, 2007 as reported on the OTC Bulletin Board, $3.95, was approximately $49,905,291.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of March 19, 2007.

As of March 19, 2007, there were 15,634,251 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [   ]    No  [ X ]

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements."  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  All statements other than historical facts included in this report, including without limitation, statements under Management's Discussion and Analysis or Plan of Operation, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed under "ITEM 1—DESCRIPTION OF BUSINESS—Risk Factors," below, market conditions, competition, customer acceptance of our products, and the ability to obtain the working capital necessary to support our business plan.

This report should be read in conjunction with the financial statements and the related notes contained in this report.

ITEM 1.

DESCRIPTION OF BUSINESS

Our Development

Telanetix, Inc., a Delaware corporation, or "we," "us," "our," or the "Company," was originally incorporated in the State of Nevada in November 2002 under the name "AER Ventures, Inc." and capitalized to evaluate the potential for commercializing certain mineral claims on property located in the State of Idaho.  In 2005, we began evaluating business alternatives including the possible merger or combination with an operating company.

On August 18, 2005, we entered into an exchange agreement with Telanetix, Inc., a California corporation, or "Telanetix-California," a company that had been engaged in the development of next generation videoconferencing solutions since 2001.  Under the exchange agreement, we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock.  We also issued options and warrants to purchase, in the aggregate, 4,251,512 shares of our common stock to holders of Telanetix-California options or warrants.  As a result of the exchange we now own 100% of the issued and outstanding capital stock of Telanetix-California.  In connection with the exchange we experienced a change of control, and the exchange was treated as a "reverse merger" for accounting purposes.

Effective March 15, 2006, we reincorporated from a Nevada corporation to a Delaware corporation and changed our name from "AER Ventures, Inc." to our current name, "Telanetix, Inc."

Our Business

We develop and market high end videoconferencing solutions that enable users to more effectively communicate across geographic boundaries.  Our videoconferencing solutions utilize high speed internet technology to allow users to interact in a fully immersive real-time videoconferencing environment that integrates audio, video, and data from multiple locations.

We market our videoconferencing solutions under the name Digital Presence™.  In addition to a product named Digital Presence™ is a design philosophy. We seek to provide end users with a level of interaction that they would feel as if they are all present in the same room.  Digital Presence™ embodies select design elements:

•

It provides a complete immersive environment where meeting participants appear life sized and audio is of studio quality.

•

All of the underlying technology, cameras and microphones, are hidden from the user.  Systems are installed so that meeting participants maintain eye contact and interact naturally (as if in the same room) as opposed to speaking into a camera and microphone.

•

The transmission quality is engineered to eliminate jitter, poor video quality and interruptions.

•

Conferences are established with a "point and click" user interface.  The system requires no expert assistance and no training to establish a connection.

•

The system has a document collaboration feature that is designed to be user-friendly and allow for the joint review and drafting of documents and presentations.

We completed the development of our initial videoconferencing solution and commenced initial product sales in 2005.  Our revenues are derived from the sale of videoconferencing products and related services.  See "—Products and Services," below.

Products and Services

We provide our customers with a complete system for videoconferencing.  The core of our system is our software components, all of which are developed internally and pre-loaded on a standard Linux server.  A videoconferencing system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing.  Specific monitors, cameras and audio components can be selected to meet certain room configuration or performance requirements.  Our channel partners act as the system integrators to design, build-out and install the complete videoconferencing system to meet the application needs of the customer.  See "—Distribution," below.  By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

Our product solutions are based on next generation IP standards.  We have implemented software-based (embedded Linux with real-time extensions) video encoders and decoders based on MPEG-4, the latest video compression technology from the International Standards Organization.  For call setup and management, we have implemented and use control protocols based on the Internet Engineering Task Force's Session Initiation Protocol standard.  For multipoint videoconferencing, we use IP Multicast, support for which is built into the network.  We have also developed a bandwidth management system which is designed to optimize the transmission of video and data over a single network connection.  In addition, we have developed the control system to facilitate hassle-free use of the system.  We believe that the integration of all of these necessary components into a single system results in ease of use, reliability and quality that is superior to other videoconferencing systems.

We also offer a number of related services, including network connectivity services, which may generate recurring revenues for both us and our channel partners.  The primary service we offer is our Virtual Private Routed Network, which runs on the backbone supplied by Savvis Communications Corporation.  This network is designed to provide true, high quality-of-service broadband between meeting locations and the Internet.  Our other service offerings include network management, parts warranty and exchange.

Market

We began marketing our videoconferencing systems in 2005.  We initially targeted, and currently target, our sales to large and mid-sized companies, universities and governmental agencies that have videoconferencing systems but may be disappointed with their performance.  We are also targeting large and mid-sized companies, universities and governmental customers who have not used videoconferencing, but might benefit from having an environment for their employees and students to effectively communicate and share ideas and information without the cost, inconvenience and safety concerns associated with today's travel conditions.  Our customers use our Digital Presence™ systems for regularly scheduled board, management and employee meetings; to employee training and distance learning; to emergency preparedness strategy sessions; and to town hall meetings.

Distribution

We bring our videoconferencing systems to market through direct sales and through select channel partners.

We have established channel partner relationships with some of the largest audio visual integrators in the United States.  Currently, our channel partners are: Avidex, LLC, for the Western region of the United States; Audio

Visual Innovations, Inc., for Texas and the Southeast and Rocky Mountain regions of the United States; and AVS Installations, LLC, for New York, New Jersey and nearby regions of the United States.

We have entered into channel partner agreements with each of our channel partners, the terms of which are for one-year subject to automatic renewal on each anniversary unless earlier terminated in accordance with its terms. Our channel partner agreements granted our channel partners exclusive rights to market within specified territories provided that they meet certain sales requirements.  None of our channel partners met these minimum sales requirements.  Accordingly, all of our channel partner agreements are now non-exclusive and we directly and indirectly sell to customers in these territories.

We require each channel partner to install and maintain a dedicated demonstration center for our videoconferencing systems.  There are currently four such centers in the United States, which are located in the Washington, D.C., New York, Seattle, and Dallas areas.  In addition, we have a demonstration center at our headquarters in San Diego, California.  Each channel partner has purchased a Digital Presence™ system and pays us a monthly fee for network services.  We believe requiring an upfront and recurring investment from the channel partner ensures commitment and a motivation for increased sales activity.

We offer a variety of products and configurations to our channel partners ranging from full videoconferencing systems to kits which provide all of the necessary components required for Digital Presence™.  Offering kits allows our channel partners or an integrator purchasing the product from a channel partner to design a custom installation by adding the video monitors or displays and audio components.

Suppliers

We do not rely on a third party for any of our primary software system components, all of which have been developed internally by our product and software development team.  In order to maintain compatibility with the most current industry standards, we have licensed the MPEG-4 compression algorithm from the MPEG Licensing Authority.

Our systems are standards-based.  Accordingly, we can and do purchase hardware components, including computers, monitors, cameras, microphones and similar equipment from a variety of third party suppliers on a purchase order basis.  As such, we are not dependent on any small group of suppliers for such equipment.

We offer network services for customers that do not have their own network.  The backbone for the network we offer is provided by Savvis Communications Corporation.  We enter into a 12-month term agreement with Savvis for each network connection (customer location).  We invoice our customers for the network services and apply a portion of the revenues to pay Savvis.  The connection may be moved to another location for a nominal relocation fee.  The agreements contain a service level agreement for a guaranteed quality of service.

Competition

We are a new entrant to the videoconferencing market.  The market is dominated by large companies such as Polycom, Inc. and Tandberg, each of which sells a variety of videoconferencing solutions at different price points.  Recently, Hewlett Packard and Cisco Systems have introduced high end videoconferencing systems, as well.

To distinguish ourselves from competitors, we have focused our solutions at providing a high quality, immersive experience at a competitive price, and with the flexibility that comes from running on off-the-shelf hardware components.  Our focus on software and standards, gives us the ability to upgrade our solutions effectively and to offer a variety of solutions at effective price points.  Further, by developing a user interface which we believe makes using the system as easy as using a telephone, system utilization is increased, resulting in significantly higher return on investment for the purchaser of the system.

Research and Development

During 2005 and 2006, we spent approximately $382,000 and $292,000, respectively, on software product development for our videoconferencing system.

Employees

We have nine full-time employees as of March 19, 2007, and no part-time employees.  We also from time to time retain the services of independent contractors to perform software development projects.  We currently have three independent contractors working on software development projects.

Recent Developments

Product Development

We are currently working on product enhancements designed to allow our Digital Presence™ product line to be interoperable with leading Session Initiation Protocol, or SIP, enabled desktop conferencing systems.

In addition to desktop interoperability, we are currently working on product enhancements designed to make our Digital Presence™ product line interoperable with standard H.263 and H.264 SIP enabled videoconferencing systems.

Distribution

In March 2007, we entered into an agreement with Aequitas Capital Management, Inc. (ACM) in order to provide prospective customers with a leasing alternative for our videoconferencing systems.  The initial term of this agreement is for a period of three years, subject to automatic one-year renewals unless earlier terminated by either party.  Under the terms of this agreement, qualifying customers will be able to lease one of our systems through private label leasing provided by ACM.  Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, we will sell the videoconferencing system to ACM who in turn will lease it to the customer on the terms and conditions agreed to by ACM and the customer.  We agreed to provide ACM with a right of first refusal for providing prospective customers with the leasing arrangement.

In connection with this agreement, we issued ACM an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. The warrant has a three-year term and expires in March 2010.

Financings

November 2006 Private Placements.  On November 13, 2006, in a private placement with an accredited investor, we sold 145,833 shares of our common stock at $1.20 per share and issued warrants to purchase up to 72,917 shares of our common stock at $1.50 per share exercisable through November 13, 2009.  On March 16, 2007, this purchaser exercised the warrants to purchase 72,917 shares of our common stock at an exercise price of $1.50 per share resulting in gross proceeds to us of $109,376.

On November 29, 2006, in a private placement with two affiliated accredited investors, we sold 416,666 shares of common stock at $1.20 per share and issued warrants to purchase up to 208,333 shares of our common stock at $1.50 per share and are exercisable through November 29, 2009.  In connection with this transaction we agreed to file a registration statement with the SEC to register the resale of the shares of common stock and the shares of common stock underlying the warrants. Because we failed to file the registration statement on a timely basis with respect to these shares, we issued an additional 4,168 shares of our common stock to these investors in January 2007.

We refer to the November 13, 2006 private placement and the November 29, 2006 private placement together as the November 2006 Private Placements.

December 2006 Private Placement.  On December 28, 2006, we entered into a securities purchase agreement with four unaffiliated institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants.  We refer to this transaction as the December 2006 Private Placement.  In this transaction we issued an aggregate of $3.66 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock.  This transaction resulted in net proceeds to us of $3.09 million, after deducting fees and expenses of $110,000, $80,000 of which was paid to Kaufman Bros., L.P., in exchange for their services as our advisor in connection with the transaction, and $30,000 of which was paid to cover the investors' legal fees.

The warrants are five year warrants to purchase shares of our common stock at a price of $1.69 per share, subject to adjustment, including full-ratchet anti-dilution protection.

The following summarizes the terms of the debentures we issued in connection with the December 2006 Private Placement and is qualified by reference to a copy of the debenture which is filed as an exhibit to our Form 8-K filed with the SEC on January 3, 2007:

•

The debentures are due and payable on December 31, 2008.

•

Interest accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007.

•

Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin July 1, 2007 and continue through December 31, 2008.

•

We have the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

We have the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges, subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures.

•

The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.54, subject to adjustment including full-ratchet, anti-dilution protection.

•

Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we also have the right to force conversion if the VWAP for our common stock exceeds 200% of the effective conversion price (initially $3.08) for 20 trading days out of a consecutive 30 trading day period.

The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

In connection with the December 2006 Private Placement, we also entered into a registration rights agreement dated December 28, 2006, with the institutional investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  We also agreed to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the Securities Act.  If we fail to file the registration statement on a timely basis, or if it is not declared effective by the SEC by May 17, 2007, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in the December 2006 Private Placement and then held by such investor, and shall pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 10% of the aggregate purchase price paid by such investor in the December 2006 Private Placement.

In addition, the investors have a right to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12 month anniversary of the effectiveness of the above-referenced registration statement.

February 2007 Private Placement.  On February 12, 2007, we entered into a second securities purchase agreement with the investors from the December 2006 Private Placement.  We refer to this transaction as the February 2007 Private Placement, and we refer to the December 2006 Private Placement and the February 2007 Private Placement, together, as the December/February Private Placements.  In the February 2007 Private Placement we sold to the investors from the December 2006 Private Placement an additional $1.54 million face amount of debentures and warrants to purchase an additional aggregate of 401,040 shares of our common stock.  This transaction resulted in net proceeds to us of $1.31 million after deducting fees and offering expenses of $38,750, $33,750 of which was paid to Kaufman Bros. in exchange for their services as our advisor, and $5,000 of which was paid to cover the investors' legal fees.  The terms of the debentures and warrants issued in the February 2007 Private Placement are substantially identical to the debentures and related warrants issued in the December 2006 Private Placement.

We used the proceeds from the February 2007 Private Placement to repay in full a $1.30 million note payable to one of our stockholders.  This note was payable on demand, unsecured and carried a 6% interest rate.  We also made a $9,492 payment to cover all accrued interest on this note.  All amounts due and owing and all obligations under this stockholder note have been satisfied in full and this note has been terminated.

We also entered into a registration rights agreement dated February 12, 2007, with the investors in the February 2007 Private Placement, pursuant to which we agreed to file a second separate registration statement covering the resale of the shares of common stock that may be issued to the investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants issued in the February 2007 Private Placement.  We are required to file such registration statement by the earlier of (i) the 30th calendar day following the date the SEC declares effective the registration statement that is required to be filed in connection with the December 2006 Private Placement or (ii) the 30th calendar day following the request to file such registration statement made by a majority in interest of the holders of the securities issued in the February 2007 Private Placement.  In addition, we agreed that the registration statement must generally be declared effective by the SEC the 90th calendar day following its filing date.  This registration rights agreement otherwise contains terms substantially similar to the registration rights agreement we entered into in connection with the December 2006 Private Placement.

In connection with the February 2007 Private Placement, we entered into a waiver and amendment agreement with each of the investors in the December 2006 Private Placement.  Under the terms of this agreement, (i) the parties agreed to extend the date by which the registration statement to register shares of our common stock issuable to the investors upon conversion and exercise of, respectively, the debentures and warrants issued in the December 2006 Private Placement needed to be filed to May 17, 2007; and (ii) each of the investors waived certain covenants contained in the securities purchase agreement related to the December 2006 Private Placement concerning our participation in financings, sales of equity and the incurring of indebtedness.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related To Our Financial Condition

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, we may not become profitable, and the value of your investment may decline.

We have a limited operating history from which to evaluate our business and prospects.  We incurred a net loss of $3.12 million for the year ended December 31, 2006.  We have an accumulated deficit of $10.01 million and a stockholders' deficit of $1.49 million at December 31, 2006.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  We have yet to establish significant customer demand for our product and may not for a significant period of time, if ever, which may result in our inability to continue operations.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2006 and December 31, 2005, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and expect to continue to incur losses for a period of time.  We incurred a net loss of $3.12 million for the year ended December 31, 2006.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In the November 2006 Private Placements, in the aggregate, we issued 566,667 shares of our common stock and warrants to purchase 281,250 shares of our common stock.  In the December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of original issue discount 6% convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above.  Under the terms of such private placements, we are required to register for resale by the investors the shares of common stock acquirable upon the conversion of the debentures and the exercise of the warrants.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have increased the amount of our indebtedness and undertaken certain restrictions as a result of our recent private placement of convertible debentures.

We have incurred an additional $5.2 million in principal amount of indebtedness as a result of the issuance of the debentures in the December/February Private Placements.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•

we pay interest and other charges on the debentures;

•

we use the proceeds from the sale of the debentures only for permitted purposes;

•

while the debentures are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price of the debentures, then the conversion price of the debentures will be reduced to the same price of the equity or equity linked securities so issued;

•

we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the debentures and the exercise of the related warrants issued in connection with the sale of the debentures;

•

we must file a registration statement with the SEC registering the shares of common stock issuable upon the conversion of the debentures and the exercise of the related warrants on a timely basis, and it must be declared effective within a certain period of time, or else we are required to pay to each investor partial liquidated damages as explained under "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above; and

•

we may not, directly or indirectly, redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants could result in a default under the debentures, permitting the holders thereof to accelerate the maturity of the debentures and demand repayment in full.  Such actions by such holders could impair our ability to operate or cause us to seek bankruptcy protection.

Certain covenants we agreed to in connection with the debentures may impair our ability to issue additional debt or equity.

The debentures we issued in the December/February Private Placements impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  Also impairing our ability to issue additional debt or equity, if necessary, is the right of the investors in the December/February Private Placements to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement we must file related to the February 2007 Private Placement.

While we received net proceeds of $4.4 million in the December/February Private Placements, we owe the investors $5.2 million.

Because the debentures we issued in the December/February Private Placements were issued at a discount, in the aggregate, we received net proceeds of $4.4 million but we issued $5.2 million worth of debentures.  In other words, we received 12.5% less money than we owe.  In addition, the debentures accrue interest at the rate of 6% per annum on the full amount of $5.2 million.  Assuming the debentures and accrued interest are not repaid with or converted into common stock, we will have to pay the investors the full $5.2 million, plus interest, in accordance with the payment terms of the debentures.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments," above.

If we are required to pay interest or principal on the debentures in shares of common stock, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

We intend to repay the principal and interest under the debentures in cash.  However, if our cash position requires or we elect and meet the contractual requirements to do so, we may pay the principal or interest in common stock, the effective conversion price of the debentures will be the lesser of: (i) the conversion price, initially $1.54 per share, or (ii) 85% of the average of the volume weighted average price, or VWAP, for our common stock as reported on Bloomberg for the 10 consecutive trading days immediately prior to the applicable payment date.  To the extent that we pay principal or interest during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward.  Since redemption payment obligations under the debentures are monthly beginning in July 2007, downward pressure on the price from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock

(a so-called "death spiral").  Further, to the extent that conversion of the debenture requires us to issue more shares of common stock, we are obligated to register the additional shares of stock pursuant to a new registration statement.

Our failure to secure registration of the common stock could result in substantial liquidated damages.

Under the terms of the registration rights agreements we entered into with the investors in connection with the December/February Private Placements, we agreed to file two separate registration statements covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures and the exercise of the warrants, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act.  If we fail to file a registration statement on a timely basis, or if it is not declared effective by the SEC within a specified time frame, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to the investors partial liquidated damages as explained under "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above.

We previously had to pay partial liquidated damages, which was paid with shares of our common stock, in connection with a sale of shares of our common stock in November 2006 where we agreed to file a registration statement covering those shares no later than 30 days after the closing date and to cause such registration statement to be declared effective by the SEC within 120 days of filing.  Because we failed to timely file that registration statement, we were obligated to pay as partial liquidated damages an amount equal to one-half percent (.5%) of the portion of the purchase price paid by such holder attributed to any common stock then held by such holder.  If we continue to fail to secure such registration, we are obligated to pay as partial liquidated damages an amount equal to one-half percent (.5%) of the portion of the purchase price paid by such holder attributed to any common stock then held by such holder for each subsequent 30 day period.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued in connection with the December/February Private Placements require monthly redemption payments equal to 1/18th of the principal amount due under each debenture beginning July 1, 2007 and continue through December 31, 2008, on which date they are due and payable in full.  The debentures accrue interest at the rate of 6% per annum, which is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007.  We have the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  We intend to repay the monthly redemption payments and interest under the debentures in cash, though a holder may convert all or any portion of its debenture at any time.  See "—Risk Factors—If we are required to pay interest or principal on the debentures in shares of common stock, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders," above.  To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

In addition, the debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses.  If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

We cannot predict the number of warrants, if any, that will be exercised, or the proceeds that we will receive from the exercise of warrants.

Holders of outstanding warrants are under no obligation to exercise such warrants, and can be expected to do so only if it is economically reasonable.  Typically, warrants are not exercised unless exercise is forced, either by us calling them for redemption, or because they are scheduled to expire; and then they will be exercised only if the exercise price is less than the market price of our common stock underlying the warrants. Accordingly, there is no assurance that the warrants will be exercised during the period they are exercisable, or that we will receive any proceeds from the exercise of the warrants.

We will have broad discretion to allocate any proceeds we receive from the exercise of warrants.  We cannot guarantee that the monies received will improve our operations.

The monies that we may receive from the exercise of warrants have been allocated generally to provide working capital for operations.  As such, we will use funds as they are received for such purposes and in such proportions as we deem advisable.  While we will apply the proceeds in a manner consistent with our fiduciary duty and in a manner consistent with our best interests, we cannot assure you that the monies received will result in any present or future improvement in our results of operations.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of March 19, 2007, 15,634,251 shares of our common stock were issued and outstanding. 11,259,902 of these shares are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

•

Does not exceed the greater of 1% of the total number of outstanding shares of the same class; or

•

If the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

A person who presently is not and who has not been one of our affiliates for at least three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell these shares under Rule 144 without regard to any of the volume limitations described above.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 11,259,902 shares of “restricted securities” that were issued and outstanding as of March 19, 2007, (i) an aggregate of 1,476,000 shares of common stock have been registered for resale in registration statements which we have filed and which have been declared effective by the SEC, and (ii) an aggregate of 6,899,747 shares of common stock which have been issued or will be issuable upon the conversion and exercise of outstanding debentures and warrants, will be registered for resale in registration statements.  The additional overhang represented by these registered and to-be registered securities could also have a depressive effect on the public trading price of our common stock.

Risks Related to Our Business

We face competition from much larger and well-established companies.

We face competition in the videoconferencing industry from much larger and well-established companies, including Polycom, Inc., and Tandberg, and new entrants such as Hewlett-Packard and Cisco Systems.  These companies have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have.  In addition, other established or new companies may develop or market products competitive with, or superior to, our products.  We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our products and services obsolete.  Our success will depend in large part on our ability to maintain a competitive position with our products.

Lower than expected market acceptance of our products or services would negatively impact our business.

We have yet to establish significant customer acceptance of our products or services.  End-users will not begin to use our products or services unless they determine that our products and services are reliable, cost-effective and an effective means of communication.  For some end-users, our products and services are a major capital purchase and purchase decisions are greatly influenced by senior management who are subject to increasing pressures to reduce costs.  These and other factors may affect the rate and level of market acceptance of our products, including:

•

our videoconferencing system's price relative to competing products or alternative means of communication;

•

effectiveness of our sales and marketing efforts;

•

capital equipment budgets of our targeted end-users;

•

perception by our targeted end-users of our videoconferencing system's reliability, efficacy and benefits compared to competing technologies;

•

willingness of our targeted end-users to adopt new technologies; and

•

development of new products and technologies by our competitors.

If our products and services do not achieve market acceptance, our ability to achieve any level of profitability would be harmed and our stock price would decline.

Price competition would negatively impact our business.

Our profitability could be negatively affected in the future as a result of competitive price pressures in the sale of videoconferencing systems, which could cause us to reduce the price of our videoconferencing system.  Any such reduction could have an adverse impact on our product margins and profitability.

The sales cycle for our videoconferencing system can be long and unpredictable.

Selling our products and services often requires several customer meetings and demonstrations and the time from introduction to sale of our videoconferencing system can take months as end-users educate themselves on the benefits of products and services.  Our quarterly revenues and operating results depend upon the timing of orders received during a given quarter and the shipment and recognition of resulting revenue during each quarter, each of which is extremely difficult to forecast.

We face risks related to our dependence on channel partners to sell our products.

Currently, we depend on three channel partners to sell our videoconferencing system.  We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our videoconferencing system.  We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product.  Even if we are successful in these tasks, we cannot control the efforts and resources our channel partners devote to marketing our videoconferencing system, which may not be sufficient to successfully market and sell our videoconferencing system.  In addition, although each channel partner has purchased a videoconferencing system from us, our channel partners carry videoconferencing products of our competitors from whom they derive significant revenues and our channel partners will be selling our competitor's products as well as our products.  These sales may be to customers who would have otherwise purchased our videoconferencing system and, as such, may reduce our sales and profits.

Our channel partner agreements are typically short-term and terminable at will, and early termination of these contracts may harm our results of operations.

Our agreements with our channel partners are only for terms of one year and we cannot be certain whether such agreements will be renewed when they expire.  We rely on our channel partners for assistance in the sales process, as well as for integration and installation of our systems, which are specialized skills.  If a channel partner does not renew its agreement with us, we will lose that distribution channel and will need to identify and secure another source, which could be an expensive and time-consuming process and sales could decrease during and after any transition period.  If we were unable to timely find a replacement channel partner or alternative distribution source, it would harm our results of operations.

In addition, our channel partner agreements may be terminated at any by either party if the other party breaches the agreement and fails to cure such breach within a 30-day cure period, files for bankruptcy, becomes insolvent or ceases to conduct operations.  In the event of an early termination of a channel partner agreement, we believe that the end-user customer would likely purchase from another one of our channel partners or directly from us.  If this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations

The high unit price of our system, as well as other factors may contribute to substantial fluctuations in our operating results and stock price.

Because of a relatively high unit price of our system, and the relatively small number of units sold each quarter, each sale of our system can represent a significant component of our revenue for a particular quarter.  Therefore, if we do not sell one of our systems when anticipated, our operating results may vary significantly and our stock price may be materially harmed.  These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.  In particular, factors which may contribute to these fluctuations may include:

•

timing of when we are able to recognize revenue associated with sales of our system, which varies depending upon the terms of the applicable sales and service contracts;

•

timing and level of expenditures associated with new product development activities;

•

timing of the announcement, introduction and delivery of new products or product upgrades by us or by our competitors;

•

timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

•

changes in a customer's financial condition.

These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections, particularly during the periods in which our sales volume is low.  Any failure to meet investor expectations regarding our operating results may cause our stock price to decline.

General economic conditions may reduce our revenues and harm our business.

As our business grows, we will become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-users of our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition.  These factors could adversely impact our operating results.

We may experience delays in product introductions and our products may contain defects which could seriously harm our results of operations.

We may experience delays in the introduction of new products and enhancements, such as the introduction of desktop interoperability or the interoperability of our videoconferencing system with that of our competitors.  Delays in product or enhancement release dates, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period.  In addition, we may terminate new product or enhancement development efforts prior to any introduction of a new product or enhancement.  Any delays for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased product sales and could seriously harm our results of operations.

We face risks related to the adoption rate of new technologies.

The success of our videoconferencing solution is dependent on how quickly Session Initiation Protocol (SIP), which is a signaling protocol for Internet conferencing, telephony, and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products.  The success of our videoconferencing solutions will depend on market acceptance and the effect of current and potential competitors.

In addition, we continue to expend significant resources to develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology.  If the use of new technologies that our future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, or if our products that incorporate new technologies are not priced competitively or readily adopted, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Risks Relating to Our Industry

We face risks associated with our products and product development, including new product introductions and transitions.

The videoconferencing industry is characterized by rapidly changing technology, such as the recent demand for high definition video technology, evolving industry standards and frequent new product introductions, which may result in products that are superior to ours.  If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer.  To compete successfully, we will need to continue to demonstrate the advantages of our products and services over alternative products and technologies, and convince end users of the advantages of our products and services.

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

Because the videoconferencing industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others.

The videoconferencing industry is characterized by a substantial amount of litigation over patent and other intellectual property rights.  Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain.  We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement.  If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system.  If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties.  In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline.

We depend on key employees, the loss of whom would adversely affect our business.  If we fail to attract and retain employees with the expertise required for our business, we cannot grow or achieve profitability.

We have elected to retain a small employee base while we have transitioned from a development company to an operating company.  As a result, we are highly dependent on the members of our senior management and research and development staff.  The loss of any one of them would have a significant impact on our operations.  Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel.  If we fail to hire and retain personnel in key positions, we may be unable to grow our business successfully.

If we do not effectively manage our growth, our business may be significantly harmed.

To implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities.  To manage our growth, we must augment our operational and financial systems, hire and train additional qualified personnel, and expand our marketing and distribution capabilities.  We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations.  If we cannot manage our growth effectively, our business will suffer.

Risks Related to the Market for Our Common Stock

We may experience significant fluctuations in the market price of our common stock.

The market price of our common stock may experience significant fluctuations.  These fluctuations may be unrelated or out of proportion to our operating performance, and could harm our stock price.  Any negative change in the public's perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

The market price of our common stock may be significantly affected by a variety of factors, including:

•

the announcement of new products, product enhancements, new services or service enhancements by us or our competitors;

•

announcements of strategic alliances or significant agreements by us or by our competitors;

•

technological innovations by us or our competitors;

•

quarterly variations in our results of operations;

•

acquisition of one of our competitors by a significantly larger company;

•

general market conditions or market conditions specific to technology industries;

•

sales of large blocks of our common stock; and

•

domestic and international macroeconomic factors.

Our board of directors has the right to issue additional shares of common stock or preferred stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock.  Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management.  Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•

diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;

•

putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or

•

effecting an acquisition that might complicate or preclude the takeover.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our convertible debentures or the exercise price of warrants sold in the December/February Private Placements, it will result in additional dilution.

In the December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of original issue discount 6% convertible debentures and warrants to purchase 1,350,946 shares of our common stock.  Both the debentures and the warrants contain provisions that will require us to reduce the conversion price of the debentures (currently $1.54 per share) and the exercise price of the warrants (currently $1.69 per share), if we issue additional securities while the debentures and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of the debentures or the exercise price of the warrants issued in the December/February Private Placements.  If this were to occur, current investors, other than the investors in the December/February Private Placements, would sustain material dilution in their ownership interest.

If the holders of our outstanding convertible debentures, warrants and options convert and exercise their securities into common stock, we will issue up to 8,878,519 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of March 19, 2007, we had 15,634,251 shares of common stock outstanding.  We also have convertible debentures which convert into 3,377,727 shares of common stock (assuming a conversion price of $1.54, which it is now; and assuming payment of all accrued interest in cash), warrants which are exercisable for 2,109,280 shares of common stock and stock options exercisable for 3,391,512 shares of common stock.  Additionally, we may elect to pay principal or interest on our convertible debentures in shares of common stock, or holders thereof may elect to convert all or any portion of such convertible debentures into shares of common stock.  As discussed in the risk factor above, the conversion price and exercise price, respectively, of convertible debentures and related warrants we issued in the December/February Private Placements is subject to adjustment.  If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable.  If the holders of our convertible debentures, warrants, and stock options convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

An investment in our company may be diluted in the future as a result of the issuance of additional securities, the conversion of convertible debenture, or the exercise of options or warrants.

In order to raise additional capital to fund our business plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which, as further explained in the risk factor above, could result in substantial dilution to current stockholders.  The issuance of additional debt securities would result in increased expenses and could result in covenants that would restrict our operations.  No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all.  If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

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

We have paid no cash dividends on any of our classes of capital stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of the debentures we issued in the December/February Private Placements.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Because we will be required to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning for the fiscal year ended December 31, 2007, our compliance with the SEC's rules concerning internal controls will be costly, time-consuming and difficult for us.

The Sarbanes-Oxley Act of 2002, or SOX, that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices.  Currently, the SEC's rules under Section 404 of SOX will require us to have our management attest to the adequacy of our internal controls in our annual report on Form 10-KSB for the year ended December 31, 2007.  No member of our management has any experience in complying with Section 404.  Furthermore, we have been advised by our independent registered public accounting firm that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2007, our internal controls are effective.  Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants.  While our business is not as sophisticated or complex as these larger companies, we anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management to attest that our internal controls are effective as of December 31, 2007.  We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2007.  If our management is unable to attest that our internal controls are effective as of December 31, 2007, investors may react by selling our stock and causing its price to fall.

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investors.

Our common stock is currently traded on the OTC Bulletin Board.  Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.  Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Our directors, executive officers and 5% stockholders beneficially own approximately 33.81% of our outstanding common stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

Our directors, executive officers, and current holders of 5% or more of our outstanding common stock, beneficially own, in the aggregate, approximately 33.81% of our outstanding common stock.  As a result, a small number of shareholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions.  This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these shareholders.

The debentures and warrants we issued in the December/February Private Placements contain conversion or exercise caps that limit the number of shares acquirable upon conversion or exercise to 4.99% of the total number of shares of our common stock then outstanding.  In light of these conversion and exercise caps, none of the holders of these debentures and warrants are included as current holders of 5% or more of our outstanding common stock.  See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," below.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for "penny stock."  Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate offices are located at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, where we lease approximately 5,662 square feet of office space.  This lease is for a term of 39 months, which commenced in July 2005.  The monthly rental payment including utilities and operating expenses for the facility is approximately $7,500.  We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.

LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades publicly on the OTC Bulletin Board under the symbol "TNXI."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

Our stock began trading on the OTC Bulletin Board on April 17, 2006.  The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended December 31, 2007	High	Low
First Quarter (through March 19, 2007)	$4.20	$1.16

For the year ended December 31, 2006	High	Low
Fourth Quarter	$1.55	$0.80
Third Quarter	$2.25	$1.10
Second Quarter (beginning April 17, 2006)	$3.25	$1.70

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 19, 2007, 15,634,251 shares of our common stock were issued and outstanding, and held by approximately 83 stockholders of record.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., 7251 Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  In addition, we are restricted from paying any dividends on our common stock under the terms of the debentures we issued in the December/February Private Placements.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2006, with respect to compensation plans under which our common stock is authorized for issuance.  The only compensation plan under with our common stock is authorized for issuance is our 2005 Equity Incentive Plan, which was approved by our stockholders.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
3,351,512	$0.30	1,348,488

Recent Sales of Unregistered Securities

See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above, for information regarding the issuance of convertible debentures and warrants in our December/February Private Placements.

In November 2006, in private placements with three accredited investors, we sold 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase up to 281,250 shares of our common stock at $1.50 per share exercisable through November 2009.  In January 2007, because we did not file a registration statement to register the shares of common stock sold to two of the accredited investors within a certain period of time to which we agreed, we issued an additional 4,168 shares of our common stock to the same two accredited investors.  On March 16, 2007, one of the investors from one of the November 2006 private placements exercised warrants to purchase 72,917 shares of our common stock at an exercise price of $1.50 per share resulting in gross proceeds to us of $109,376.

In September 2006, we issued 540,000 shares of our common stock to a financial communications company in a private placement transaction pursuant to the terms of an independent contractor agreement. We recorded a charge of $1,107,000 related to the issuance and did not receive any proceeds from the issuance.

From March 2006 through June 2006, we sold 972,666 shares of our common stock to accredited investors in private placements at a purchase price of $1.50 per share.

In September and October 2005, we sold 480,001 shares of our common stock at price of $1.50 per share to six individuals, each of whom was an accredited investor, in a private placement.

On August 18, 2005, in connection with the exchange agreement we entered into with Telanetix, Inc., a California corporation, or "Telanetix-California," we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock.  We also issued options and warrants to purchase, in the aggregate, 4,251,512 shares of our common stock to holders of Telanetix-California options or warrants.  See "ITEM 1. DESCRIPTION OF BUSINESS—Our Development," above.  Each of the Telanetix-California stockholders was an “accredited investor” as defined in Rule 501 of Regulation D.

As part of the exchange transaction described above, we also assumed warrants issued by Telanetix-California to purchase 100,000 shares of common stock at a purchase price of $1.25 per share, which warrants expire if not exercised before March 31, 2008, and the warrants to purchase a total of 200,000 shares of common stock at a purchase price of $1.80 per share, which warrants expire if not exercised before June 30, 2008.

In May 2005, we issued 20,000 shares of our common stock to our legal counsel in exchange for services rendered to the Company.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.  None of the transactions were conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "Item 7. Financial Statements," below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Overview

We were a development stage company through 2005.  We began selling our first videoconference products in 2005.  At the beginning of 2006 our primary business objectives were to develop channel partner relationships with audio video resellers and systems integrators and to secure working capital to fund operations.

During 2005, we established channel partner relationships with three of the largest audio visual integrators in the United States.  See "ITEM 1. DESCRIPTION OF BUSINESS—Distribution," above.  After establishing our channel partner relationships, we devoted a substantial portion of our business efforts to establishing customer sales through those channels.  During the third quarter of 2006, we also began selling our videoconferencing systems directly to end-users, and we secured our first significant customer accounts resulting in significantly increased sales transactions and significant gross profit contribution towards our cash operating expenses.  During the third and fourth quarters of 2006, we moved closer to covering our cash operating costs with the gross profit from our revenue stream.

During the year ended December 31, 2006, we raised net proceeds of $5.16 million from the private placement of securities.  See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS— Recent Sales of Unregistered Securities," above.  We raised such amount in two significant financing transactions.  In the November 2006 Private Placements we sold to three accredited investors an aggregate of 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase 281,250 shares of our common stock at $1.50 per share.  In December 2006, we issued in a private placement with four institutional investors an aggregate of $3.66 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above.  As further discussed under "Liquidity and Capital Resources," below, we believe our cash balance at December 31, 2006 is sufficient to fund our operations through at least December 31, 2007.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

Going Concern Issue

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, we incurred net losses during 2005 and 2006, and have a stockholders' deficit at December 31, 2006.  We have yet to establish profitable operations.  These factors, among others, create an uncertainty about our ability to continue as a going concern.  Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures.  We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing.  If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition.  Revenue is recognized on the accrual basis of accounting when earned. We generate revenue from selling our videoconferencing systems and servicing the systems. Revenue is recognized only after the systems have been shipped to the customer's location and collection of the sale is reasonably assured.

The SEC's Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Stock Based Compensation.  Prior to and including the fiscal year ended December 31, 2005, we elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation.  As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Allowance for Doubtful Accounts.  We continually evaluate the creditworthiness of our customers' financial condition and generally do not require collateral.  We evaluate the collectability of our accounts based on a combination of factors.  In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due.  To date, we have not experienced significant losses on uncollectible accounts receivable.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Results of Operations

Fluctuations in Operating Results

We are in the early stages of our operations, and our results of operations are likely to fluctuate from period to period.  We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and volume of sales of our videoconferencing systems.  Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Year ended December 31, 2006 Compared with Year ended December 31, 2005

Net Sales

Our net sales for the year ended December 31, 2006 were $1.31 million compared to $103,346 for the year ended December 31, 2005.  Of our net sales in 2006, $1.13 million reflects revenue from sales of our videoconferencing systems, and $179,386 reflects revenue from sales of our services, consisting of monthly billings to our channel partners and customers for network service access.  We had our initial sales in 2005, and our sales and marketing efforts in 2006 generated positive results as our videoconferencing systems gained market acceptance.

We are devoting a significant portion of our management resources and efforts to the development of our channel partner network and to the direct sales of our videoconferencing products and services.  While we anticipate that sales volume will increase as a result of these efforts, we are selling our products and services through a developing network of sales channels, and our products are relatively new.  Furthermore, selling our products and services often require several customer meetings and demonstrations.  Consequently, sales cycles, closure rates, and the timing and amount of future revenues are necessarily difficult to predict.  Because of our limited size and resources, our revenues for the foreseeable future will be impacted significantly by our success or failure in securing significant sales transactions with a limited target customer base.  We anticipate revenues will be inconsistent through at least December 31, 2007, if not longer.

Cost of Sales

Cost of sales for the year ended December 31, 2006 were $476,130, or 36% of net sales, compared to $58,541, or 57% of net sales, for the year ended December 31, 2005.  Cost of sales for products, which was $357,568 for the year ended December 31, 2006 as compared to $25,855 for the year ended December 31, 2005, consists primarily of cost of computers, monitors and other equipment purchased from third parties.  Equipment costs are variable based on the prevailing market rates for these items.  Cost of sales for services, which was $118,562 for the year ended December 31, 2006 as compared to $32,686 for the year ended December 31, 2005, consists primarily of charges from third party network providers.

Gross Profit

Gross profit for the year ended December 31, 2006 was $835,364, or 64% of net sales, compared to $44,805, or 43% of net sales for the year ended December 31, 2005.  Gross profit margin for 2006 was higher than for 2005 due to cost reduction benefits realized through enhancements to our software, which decreased the hardware requirements of our products.

Operating Expenses

Total operating expenses for the year ended December 31, 2006 were $3.87 million as compared to $2.12 million for the year ended December 31, 2005.  The net increase in the year period of $1.75 million over the prior year period consists of the following items.  Our salaries and related expenses increased from $1.04 million in 2005 to $1.42 million in 2006, or $384,183, primarily due to the non-cash expense of $413,333 related to the accelerated vesting of options to purchase 466,667 shares of our common stock held by Richard M. Ono, our chief operating officer and chief financial officer.  Our consulting and subcontract expenses increased from $458,510 in 2005 to $1.66 million in 2006, an increase of $1.2 million, which was primarily due to a non-cash expense of $1.11 million for the issuance of 540,000 shares of common stock to our new investor relations firm.  We do not anticipate incurring such an expense on a yearly basis.  We also used more technical consultants during 2006 as we expanded our market presence and improved our products and services.  Our travel and entertainment expenses increased from $108,104 in 2005 to $155,358 in 2006, or $47,254, primarily due to our increased business activity in 2006.  Our professional fees increased from $155,304 in 2005 to $189,621 in 2006, or $34,317, primarily due to fees associated with our registration statement filings.

With the exception of the non-cash salary expense of $413,333 related to the accelerated vesting of options and the non-cash expense of $1.11 million for the issuance of 540,000 shares of common stock to our new investor relations firm that we incurred during 2006, we currently intend to maintain our operating expenses consistent with current levels.

Interest Expense

Interest expense for the year ended December 31, 2006 was $83,770 as compared to $59,645 for the year ended December 31, 2006, an increase of $24,125.  The increase in interest expense for 2006 as compared to 2005 is attributable to interest accruing on our 6% promissory notes that were issued in a private placement transaction in the second quarter of 2005, and which were subsequently aggregated into one note and transferred to one of our stockholders.  We paid off such promissory note with the proceeds from the February 2007 Private Placement.

The $5.2 million worth of debentures we issued in connection with the December/February Private Placements accrue interest at the rate of 6% per annum.  Assuming these debentures are not prepaid before maturity and interest payments are made in cash, during 2007 we anticipate paying $267,000 in interest expense on these debentures. We have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a currently effective registration statement covering the shares of common stock issued in lieu of making such interest payment.

Net Loss

Net loss for the year ended December 31, 2006 was $3.12 million as compared to a net loss of $2.14 million for the year ended December 31, 2005, an increase of $979,633 or 46%.  The increase was primarily due to the increase in our total operating expenses, which consisted primarily of the of the $1.2 million increase in our consulting and subcontract expenses for the year ended December 31, 2006 as compared to the prior year, reflecting a non-cash expense of $1.11 million for the issuance of 540,000 shares of common stock to our new investor relations firm.  Our increased total operating expenses were partially offset by the $1.2 million increase in our net sales for the year ended December 31, 2006 as compared to the prior year.  Any decrease in net losses in the next 12 months will depend upon our ability to continue to increase net sales and correspondingly gross profit.

Liquidity and Capital Resources

Our cash balance as of December 31, 2006 was $3.20 million and we had a working capital of $119,648.  Our cash balance as of December 31, 2005 was $47,906 and a working capital deficit of $1,680,062.

Cash used in operations during 2006 was $1.83 million.  This was primarily the result of a net loss of $3.12 million offset by stock for services compensation of $1.11 million, amortization of stock based compensation of $467,583, depreciation expense of $85,711, and a net increase in assets and liabilities $370,910.  Our revenue and gross profit for the third and fourth quarters of 2006 were higher than any previous quarter, and we moved closer to covering our cash operating expenses with our gross profit.  We anticipate that our gross profit will continue to increase, covering an increasingly larger portion of our cash operating expenses.  However, we anticipate that our operations will continue to use cash through at least December 31, 2007, if not longer.

Cash used by investing activities was $50,050 during 2006, which is comprised of purchases of fixed assets totaling $64,565 and proceeds from the sale of fixed assets totaling $14,515.

Cash provided by financing activities was $5.03 million during 2006.  We sold an aggregate of 1,535,165 shares of common stock in private placement transactions during the year for net proceeds of $2.07 million.  We also sold an aggregate of $3.66 million of principal amount of debentures at an original issue discount of 12.5% and 949,907 warrants for net proceeds of $3.09 million.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above, and "—Recent Financings," below.   We also paid off a note payable to shareholder of $31,700 during the period.  We have funded substantially all of our operations to date through our financing activities.

Subsequent to the year ended December 31, 2006, in the February 2007 Private Placement, we sold an aggregate of $1.54 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of our common stock.  We used the proceeds to pay off the principal and interest on the $1.30 million note payable to a stockholder.  This transaction removed a demand note from our balance sheet and replaced it with term debt payable over two years.  After paying the principal, interest, and transaction fees, we received net proceeds of $2,733 from the February 2007 Private Placement.  See "—Recent Financings," below.

Interest payments on the debentures we issued in the December/February Private Placements begin April 1, 2007, and accrued interest is thereafter generally payable along with monthly redemption payments.  Monthly redemption payments in the aggregate of $288,952 begin in July 2007.  We intend to pay the interest and redemption payments with cash.  In such event, the holders of the debentures can accept the cash or opt to take such payment in shares of our common stock at the then effective conversion price, which is currently $1.54 per share.  If our operations do not provide sufficient cash flow to meet such payments, the principal and interest can be paid by delivering shares of common stock pursuant to terms of the debenture agreements, assuming we meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock so issued.  In that event, the effective conversion rate is the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  See "ITEM 1. DESCRIPTION OF BUSINESS—Recent Developments—Financings," above, and "ITEM 1. DESCRIPTION OF BUSINESS—Risk Factors— If we are required to pay interest or principal on the debentures in shares of common stock, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders," above.  Even if we are able to pay the monthly redemption and interest payments with cash, the holders of the debentures and warrants may elect to convert the amounts due them into shares of our common stock at any time.  This could result in substantial dilution to existing stockholders.

We believe our cash balance is sufficient to fund our operations through at least December 31, 2007.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Recent Financings

The table below provides the following information relative to the November 2006 Private Placement and the December/February Private Placements: (i) the gross proceeds to us from each of the private placements, (ii) each payment we made or may be required to make to the investors, any affiliate of the investors or any person with whom the investors have a contractual relationship regarding the private placements (other than redemption and interest payments we will be required to make under the terms of the debentures issued in the December/February Private Placements, which are discussed below), and (iii) the net proceeds to us from each of the private placements.

	Private Placement
Investor Name	November 2006	December 2006	February 2007 (3)

Thomas A. Packer	$ 175,000	$ -	$ -
Aequitas Hybrid Fund QP, LLC	368,914	-	-
Aequitas Hybrid Fund, LLC	131,086	-	-
Enable Growth Partners LP	-	1,700,000	717,500
Enable Opportunity Partners LP	-	200,000	84,875
Pierce Diversified Strategy Master Fund LLC, ena	-	100,000	42,000
Crescent International Ltd.		1,200,000	506,625

Gross proceeds	675,000	3,200,000	1,351,000

Less fees and expenses:
Payment to Salzwedel Financial Communications (1)	(47,250)	-	-
Payment to Aequitas funds (2)	(19,958)	-	-
Payment to Kaufman Bros., L.P. (1)	-	(80,000)	(33,775)
Payment to Enable funds (2)	-	(30,000)	-
Payment to Feldman Weinstein & Smith (2)	-	-	(5,000)
	(67,208)	(110,000)	(38,775)

Net proceeds	$ 607,792	$ 3,090,000	$ 1,312,225

(1) Salzwedel and Kaufman Bros. acted as our advisors on the respective transactions.
(2) Reimbursement of legal fees and due diligence costs incurred by the investor.
(3) We used $1,309,492 of the proceeds to payoff a note held by a stockholder.

December 2006 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in the December 2006 Private Placement and (ii) amount of payments that we may be required to make under the terms of the debentures issued in the December 2006 Private Placement assuming all such payments are made in cash when due.

December 2006 Private Placement
		Principal Payments			Interest Payments
Investor Name	Gross Proceeds	Monthly (1)	Due in 2007 (2)	Total (3)	Monthly (4)	Due in 2007 (2)	Total (3)

Enable Growth Partners LP	$ 1,700,000	$ 107,937	$ 647,622	$ 1,942,857	$ 6,754	$ 99,733	$ 141,829
Enable Opportunity Partners LP	200,000	12,698	76,188	228,571	795	11,733	16,686
Pierce Diversified Strategy Master Fund LLC, ena	100,000	6,349	38,094	114,286	397	5,867	8,342
Crescent International Ltd.	1,200,000	76,191	457,146	1,371,429	4,767	70,400	100,114

	$ 3,200,000	$ 203,175	$ 1,219,050	$ 3,657,143	$ 12,713	$ 187,733	$ 266,971

(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment is due April 1, 2007 (aggregate payment of $56,686); the second interest payment is due July 1, 2007 (aggregate amount of $54,857);
thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

The closing market price of our common stock per share was $1.48 on December 28, 2006, the date we entered into the securities purchase agreement pursuant to which we sold the debentures and warrants in the December 2006 Private Placement.  The initial conversion price for theses debentures is $1.54 per share and the exercise price of these warrants is $1.69 per share.  As of December 28, 2006, there was no discount to the closing market price for the conversion of the debentures or the exercise of the warrants.

Assuming that we pay all principal and interest payments due under the debentures that we sold in the December 2006 Private Placement in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $3,924,114 over their respective terms.  We received net proceeds of $3,090,000 from the December 2006 Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 127%.

February 2007 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in the February 2007 Private Placement and (ii) amount of payments that we may be required to make under the terms of the debentures issued in the February 2007 Private Placement assuming all such payments are made in cash when due.

February 2007 Private Placement
		Principal Payments			Interest Payments
Investor Name	Gross Proceeds	Monthly (1)	Due in 2007 (2)	Total (3)	Monthly (4)	Due in 2007 (2)	Total (3)

Enable Growth Partners LP	$ 717,500	$ 45,556	$ 273,336	$ 820,000	$ 2,545	$ 35,670	$ 53,437
Enable Opportunity Partners LP	84,875	5,389	32,334	97,000	301	4,220	6,321
Pierce Diversified Strategy Master Fund LLC, ena	42,000	2,667	16,002	48,000	149	2,088	3,128
Crescent International Ltd.	506,625	32,167	193,002	579,000	1,797	25,187	37,732

	$ 1,351,000	$ 85,779	$ 514,674	$ 1,544,000	$ 4,792	$ 67,165	$ 100,618

(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment is due April 1, 2007 (aggregate payment of $11,837); the second interest payment is due July 1, 2007 (aggregate amount of $23,160);
thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

The closing market price of our common stock per share was $2.49 on February 12, 2007, the date we entered into the securities purchase agreement pursuant to which we sold the debentures and warrants in the February 2007 Private Placement.  The initial conversion price for these debentures is $1.54 per share and the exercise price of these warrants is $1.69 per share.  The table below provides information about the possible discount to the closing market price as of the date of sale of these debentures and warrants.  The possible discount was calculated by subtracting the total conversion price on the date of sale (February 12, 2007) from the combined market price of the total number of shares underlying the debentures (assuming all interest payments are made in stock) and warrants on that date.

For purposes of this disclosure, we calculated the possible discount under two scenarios: (1) the conversion price at the time of conversion remains at the initial conversion price of $1.54; and (2) the conversion price is adjusted to reflect a decline in the price of our common stock to $0.80, which is the lowest trading price of our common stock since its first trading date in April 2006.

	Discount to Closing Market Price
Investor Name	(1)	(2)

Enable Growth Partners LP	$ 709,198	$ 1,172,425
Enable Opportunity Partners LP	83,892	138,688
Pierce Diversified Strategy Master Fund LLC, ena	41,514	68,630
Crescent International Ltd.	500,763	827,845

	$ 1,335,367	$ 2,207,588

(1) Based on the initial conversion price of $1.54 per share.
(2) Assumes conversion when the price of our common stock is $0.80 per share.

Assuming that we pay all principal and interest payments due under the debentures that we sold in the February 2007 Private Placement in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $1,644,618 over their respective terms.  The possible discount to the market price for such debentures and related warrants aggregates to $1,335,367 assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is.  We received net proceeds of $1,312,225 from the February 2007 Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 227%.

December/February Private Placements in the Aggregate

The following table sets forth the (i) gross proceeds we received from each investor in the December/February Private Placements and (ii) amount of payments that we may be required to make under the terms of the debentures issued in the December/February Private Placements assuming all such payments are made in cash when due.

December/February Private Placements
		Principal Payments			Interest Payments
Investor Name	Gross Proceeds	Monthly (1)	Due in 2007 (2)	Total (3)	Monthly (4)	Due in 2007 (2)	Total (3)

Enable Growth Partners LP	$ 2,417,500	$ 153,493	$ 920,958	$ 2,762,857	$ 9,299	$ 135,403	$ 195,266
Enable Opportunity Partners LP	284,875	18,087	108,522	325,571	1,096	15,953	23,007
Pierce Diversified Strategy Master Fund LLC, ena	142,000	9,016	54,096	162,286	546	7,955	11,470
Crescent International Ltd.	1,706,625	108,358	650,148	1,950,429	6,564	95,587	137,846

	$ 4,551,000	$ 288,954	$ 1,733,724	$ 5,201,143	$ 17,505	$ 254,898	$ 367,589

(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment is due April 1, 2007 (aggregate payment of $68,523); the second interest payment is due July 1, 2007 (aggregate amount of $78,017);
thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

Assuming that we pay all principal and interest payments due under the debentures that we sold in the December/February Private Placements in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $5,568,732 over their respective terms.  The possible net discount to the market price for such debentures and related warrants aggregates to $982,999 assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is.  We received net proceeds of $4,402,225 from the December/February Private Placements.  The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 149%.

Other Matters Relating to Future Amortizable Charges

As of December 31, 2006 we have $1.46 million of debt discount and $206,658 of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the straight-line method over the life of the related debt.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement.  We adopted the provisions of SAB 108 as of December 31, 2006.  The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our future consolidated financial statements but do not expect the impact to be material.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the impact that SFAS No. 157 will have on our future consolidated financial statements.

Off-Balance Sheet Arrangements

As of the year ended December 31, 2006, we did not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

See “Consolidated Financial Statements” beginning on page 40.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disputes or disagreements with Burnham & Schumm, P.C., our independent outside auditors, which have been engaged by us since May 2005.

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2006, the design and operation of our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer have determined that as of December 31, 2006, our disclosure controls were effective at that "reasonable assurance" level.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 8B.

OTHER INFORMATION

Effective October 14, 2006, Mr. Stephen Spaulding, who was elected to our board of directors in August 2006, resigned to pursue other interests.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors are elected by our stockholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his death, resignation or removal. Each of our officers is appointed by our board of directors to a term of one year and serves until his successor is duly elected and qualified, or until his death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than five.  The number of directors is determined by resolution of our board of directors or by our stockholders at our annual meeting.  Our current board of directors consists of one director,
Mr. Thomas A. Szabo, who also serves as our chief executive officer.  Mr. Stephen Spaulding served on our board of directors from August 2006 until his resignation to pursue other matters in October 2006.  We are seeking two or three additional, independent directors at this time, and anticipate entering into some compensation arrangement with any such directors, in addition to reimbursement of out-of-pocket expenditures.  However, no director nominees have been identified at this time and no compensation arrangements have been established.

The following table sets forth certain information regarding our executive officers and directors as of
March 19, 2007:

Name	Age	Position
Thomas A. Szabo	47	Chairman of the Board and Chief Executive Officer
Richard M. Ono	47	Chief Financial Officer, Chief Operating Officer and Corporate Secretary

Mr. Szabo has served as the chairman of our board of directors and as our chief executive officer since the effectiveness of the exchange in August 2005 and has served as the chairman of the board of directors and chief executive officer of our wholly-owned subsidiary, Telanetix, Inc., a California corporation, from its inception in 2001.  From 2003 to 2005, Mr. Szabo served as chairman and chief executive office of Public Media Works, Inc. a publicly-traded film production company (OTC-BB: PMWI.OB).  From 1997 to the present, he has served as a director of Digital On-Demand, Inc., a private digital entertainment network, and served as chairman and chief executive officer from 1997 until its sale in 1999 to Alliance Entertainment Corporation, a privately held global entertainment distributor. From 2000 to 2005, Mr. Szabo served on the board of directors of Alliance Entertainment Corporation.

Mr. Ono has served as our chief operating officer and corporate secretary since the effectiveness of the exchange in August 2005, and served as chief operating officer and corporate secretary of our wholly-owned subsidiary, Telanetix, Inc., a California corporation, since April 2005.  From 2002 to 2004, Mr. Ono was a partner with Avant Partners, Inc., a private management consulting firm specializing in high technology start-ups and turnarounds. From 1999 to 2002, he was the senior vice president, general manager for ADN Corporation, a private provider of internet services to enterprise customers. Mr. Ono has also held executive and senior level sales and marketing management positions with Xircom Corp., Western Digital Corp (NYSE: WDC), Gateway Communications, Inc. and Regis McKenna, Inc.

There are no family relationships among members of our management or our board of directors.

Audit Committee

We do not currently have an audit committee or "audit committee financial expert."  We are seeking additional board members, including at least one additional director who qualifies as a "financial expert" to serve as member of our audit committee.  But as of the date of this report, we have not identified such a director.

Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders can nominate directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities.  Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such reports that were furnished to us, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2006 were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

Code of Ethics

We adopted a Code of Business Ethics and Conduct that applies to each of our officers and directors, a copy of which is attached as an exhibit to our Form 10-KSB filed with the SEC on April 14, 2005, and is also available free of charge upon request to us at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, Attn: Richard Ono.

ITEM 10.

EXECUTIVE COMPENSATION

The Summary Compensation Table below summarizes the total compensation paid or earned by each of Thomas A. Szabo, our chief executive officer, and Richard M. Ono, our chief financial officer and chief operating officer, for the fiscal year ended December 31, 2006.  Throughout this report, the individuals included in the Summary Compensation Table set forth below, are referred to as the "named executive officers."

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)

Thomas A. Szabo, Chief Executive Officer	2006	180,000	19,167	199,167

Richard M. Ono, Chief Financial Officer and Chief	2006	150,000	415,833(2)	565,833
Operating Officer

(1) Represents the amount recognized for financial statement reporting purposes for 2006 in respect of outstanding option awards in accordance with SFAS 123(R). The assumptions made in valuing option awards reported in this column are discussed in Note 1, “Summary of Business and Significant Accounting Policies” under “Stock-Based Compensation” and Note 12, “Stock Based Compensation” to our consolidated financial statements included in this annual report.

(2) The vesting of options to purchase 466,667 shares of common stock was accelerated during 2006.

We have not entered into any written employment agreement or arrangement with any of the named executive officers, nor have we adopted any compensation policies.  As disclosed in the Summary Compensation Table, during 2006, we paid the named executive officers an annual salary and granted each of them options to purchase shares of our common stock.  We provide named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year.  Salary amounts for the named executive officers are determined for each executive based on his position and responsibility, and on past individual performance.  The named executive officers have not received pay increases during the previous two years.

On August 12, 2005, five of our employees, including Mr. Szabo, entered into deferred compensation agreements for each of their respective unpaid salaries from 2003 and 2004.  The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of each individual's deferred compensation paid each year.  Accordingly, we will pay Mr. Szabo $160,000 in respect of his 2003 and 2004 deferred compensation in each 2007 and 2008.

Beginning on January 1, 2006, we began accounting for stock-based payments including grants of options in accordance with the requirements of FASB 123(R).  Because the value of certain equity awards included in the Summary Compensation Table is based on the FASB 123(R) value rather than the fair value, these percentages may not be able to be derived using the amounts reflected in the Summary Compensation Table.  During 2006, we accelerated the vesting of options to purchase 466,667 shares of our common stock held by Mr. Ono, our chief operating officer and chief financial officer.  The details of the options outstanding at the fiscal year ended December 31, 2006, are discussed in the table below entitled, "Outstanding Equity Awards at Fiscal Year-End."

The table below summarizes information on outstanding equity awards held by the named executive officers at December 31, 2006.  Other than stock options, none of the named executive officers hold any other equity awards.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Thomas A. Szabo,	208,334	-0-	-0-	$0.20	5/15/2012
Chief Executive Officer	50,000	-0-	-0-	$0.20	5/30/2013
	75,000	-0-	-0-	$0.20	6/30/2013
	15,000	-0-	-0-	$0.20	8/11/2013
	25,000	-0-	-0-	$0.20	8/29/2013
	40,000	-0-	-0-	$0.20	3/2/2014
	15,000	-0-	-0-	$0.20	4/2/2014
	80,000	-0-	-0-	$0.20	5/4/2014
	25,554	-0-	-0-	$0.20	7/15/2014
	70,000	-0-	-0-	$0.20	6/2/2014
	95,834	104,166(1)	-0-	$0.20	1/1/2015

Richard M. Ono,	200,000	-0-	-0-	$0.20	1/1/2015
Chief Financial Officer	400,000	-0-	-0-	$1.00	8/15/2015
and Chief Operating Officer
(1) Vests at the rate of 4,167 on the first day of each month.

We did not grant any options to the named executive officers in 2006.  During 2005, we granted options to purchase shares of our common stock to each of the named executive officers.  All such options were granted pursuant to our 2005 Equity Incentive Plan, or the "2005 Plan."  The 2005 Plan provides us with a means to retain the services of qualified executives and other persons eligible to receive stock awards that we may grant from time to time under the Plan.  By granting awards under the 2005 Plan, the recipients of such grants have an opportunity to benefit from increases in the value of our common stock.  We believe that granting awards under the 2005 Plan provides an incentive for such persons to exert maximum efforts for our success and for the success of our affiliates.

In 2005, we granted Mr. Szabo an option to purchase 200,000 shares of our common stock, as to which 50,000 shares vested on January 1, 2006, and the remaining 150,000 shares vest at a rate of 4,167 on the first day of each month beginning on February 1, 2006.  Also in 2005, we granted Mr. Ono two options to purchase an aggregate of 600,000 shares of our common stock.  We accelerated the vesting of the options granted to Mr. Ono in 2006, such that such options are fully vested at December 31, 2006.

Under the terms of the 2005 Plan, in the event we merge with or into another entity, the surviving or acquiring entity shall assume any stock awards outstanding under the 2005 Plan or shall substitute similar stock awards for those outstanding under the 2005 Plan.  If the surviving or acquiring entity refuses to take such actions, the vesting of such outstanding stock awards will be accelerated and made fully exercisable at least 30 days prior to the closing of such acquisition so long as such outstanding stock awards (i) are held by participants whose continuous service has not terminated prior to such event, and (ii) would otherwise vest and become exercisable within one year of the closing of such acquisition.

Director Compensation

Currently, we only have one director, Mr. Szabo, who also serves as our chief executive officer.  From August 2006 to October 2006, Mr. Stephen Spaulding also served as one of our directors.  Mr. Spaulding resigned to pursue other interests.  Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate either of our directors for their services as directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 19, 2007, we had 15,634,251 shares of common stock issued and outstanding.  The following table sets forth as of March 19, 2007 information regarding the beneficial ownership of our common stock with respect to (i) our executive officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock.  Under the rules of the SEC, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock.  Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned
Officers and Directors
Thomas A. Szabo	2,320,557	(1)	14.19%
Richard M. Ono	600,000	(2)	3.70%
All directors and executive officers as a group (2 persons)	2,920,577		17.23%

5% Stockholders
Thomas A. Szabo	2,320,557	(1)	14.19%
Robert S. Alford	1,306,666	(3)	8.10%
Robert C. Arnold	1,133,334	(4)	7.01%
Aequitas Hybrid Fund QP, LLC	879,167	(5)	5.46%
Aequitas Hybrid Fund, LLC	879,167	(5)	5.46%
Aequitas Capital Management, Inc.	879,167	(5)	5.46%
Enable Growth Partners LP	821,123	(6)	4.99%
Enable Opportunity Partners LP	821,123	(6)	4.99%
Pierce Diversified Strategy Master Fund LLC, Ena.	821,123	(6)	4.99%
Crescent International Ltd.	821,123	(7)	4.99%

*

Each stockholder may be contacted at our corporate offices unless otherwise indicated in the footnotes below.  The address of our corporate offices is 6197 Cornerstone Court East, Ste. 108, San Diego, California.

(1)	Consists of (i) 1,600,000 shares of our common stock and (ii) 720,557 shares of our common stock issuable upon exercise of options.
(2)	Consists of shares of our common stock issuable upon exercise of options.
(3)	Consists of (i) 800,000 shares of our common stock and (ii) 506,666 shares of our common stock issuable upon exercise of options.
(4)	Consists of (i) 600,000 shares of our common stock and (ii) 533,334 shares of our common stock issuable upon exercise of options.

(5)

Consists of (i) 310,503 shares of our common stock owned by Aequitas Hybrid Fund QP, LLC; (ii) 153,714 shares of our common stock issuable upon exercise of warrants held by Aequitas Hybrid Fund QP, LLC; (ii) 110,331 shares of our common stock owned by Aequitas Hybrid Fund, LLC; (iii) 54,619 shares of our common stock issuable upon exercise of warrants held by Aequitas Hybrid Fund, LLC; and (iv) 250,000 shares of our common stock issuable upon exercise of warrants held by Aequitas Capital Management, Inc.  Each of the foregoing entities are affiliates and may be contacted at 805 SW Broadway, Suite 560, Portland, OR 97205.  Bob Jesnick is the Chief Executive Officer of each of the foregoing entities and, as such, has the power to direct the vote and disposition of these shares.  Mr. Jesnick disclaims beneficial ownership of these shares.

(6)

Does not include 2,134,434 shares of our common stock acquirable upon the conversion of debentures and exercise of warrants held by the stockholder or its affiliates as described in the paragraph below, all of which are subject to conversion or exercise caps.  Pursuant to the terms of the debentures and warrants referred to in the paragraph below, the number of shares of our common stock that may be acquired on not less than 61 days notice by the stockholder upon any conversion of the debentures is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by the stockholder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the stockholder for purposes of the Exchange Act does not exceed 4.99% of the total number of shares of our common stock then outstanding.  All of the warrants held by the stockholder also include similar caps on the stockholder's right to acquire shares of our common stock upon exercise of such warrants.  Accordingly, in light of the beneficial ownership cap, the aforementioned entities are entitled to acquire in the aggregate 821,123 shares of our common stock on not less than 61 days notice.

This stockholder and its affiliates hold the following securities:  (i) $1,942,857 principal value original issue discount 6% convertible debenture acquired by Enable Growth Partners LP ("EGP"), an affiliate of Enable Opportunity Partners LP ("EOP") and Pierce Diversified Strategy Master Fund LLC, Ena. ("Pierce"), on December 28, 2006, initially convertible into 1,261,596 shares of our common stock; (ii) an immediately exercisable warrant to purchase 504,638 shares of our common stock at $1.69 per share held by EGP; (iii) $228,571 principal value original issue discount 6% convertible debenture acquired by EOP, an affiliate of EGP and Pierce, on December 28, 2006, initially convertible into 148,423 shares of our common stock; (iv) an immediately exercisable warrant to purchase 59,369 shares of our common stock at $1.69 per share held by EOP; (v) $114,286 principal value original issue discount 6% convertible debenture acquired by Pierce, an affiliate of EOP and EGP, on December 28, 2006, initially convertible into 74,212 shares of our common stock; (vi) an immediately exercisable warrant to purchase 29,685 shares of our common stock at $1.69 per share held by Pierce; (vii) $820,000 principal value original issue discount 6% convertible debenture acquired by EGP on February 12, 2007, initially convertible into 532,468 shares of our common stock; (viii) an immediately exercisable warrant to purchase 212,987 shares of our common stock at $1.69 per share held by EGP; (ix) $97,000 principal value original issue discount 6% convertible debenture acquired by EOP on February 12, 2007, initially convertible into 62,987 shares of our common stock; (x) an immediately exercisable warrant to purchase 25,195 shares of our common stock at $1.69 per share held by EOP; (xi) $48,000 principal value original issue discount 6% convertible debenture acquired by Pierce on February 12, 2007, initially convertible into 31,169 shares of our common stock; and (xii) an immediately exercisable warrant to purchase 12,468 shares of our common stock at $1.69 per share held by Pierce.  Brendan O'Neil is the Chief Investment Officer of each of EGP, EOP and Pierce and, as such, has the power to direct the vote and disposition of these shares.  Mr. O'Neil disclaims beneficial ownership of these shares.

Each of EGP, EOP and Pierce may be contacted at One Ferry Building Ste. 225, San Francisco, California.

(7)

Does not include 951,994 shares of our common stock acquirable upon the conversion of debentures and exercise of warrants held by the stockholder as described in the paragraph below, all of which are subject to conversion or exercise caps.  Pursuant to the terms of the debentures and warrants referred to in the paragraph below, the number of shares of our common stock that may be acquired on not less than 61 days notice by the stockholder upon any conversion of the debentures is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by the stockholder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the stockholder for purposes of the Exchange Act does not exceed 4.99% of the total number of shares of our common stock then outstanding.  All of the warrants held by the stockholder also include similar caps on the stockholder's right to acquire shares of our common stock upon exercise of such warrants.  Accordingly, in light of the beneficial ownership cap, this stockholder is entitled to acquire in the aggregate 821,123 shares of our common stock on not less than 61 days notice.

Crescent holds the following securities: (i) $1,371,429 principal value original issue discount 6% convertible debenture acquired on December 28, 2006, initially convertible into 890,538 shares of our common stock, (ii) an immediately exercisable warrant to purchase 356,215 shares of our common stock at $1.69 per share, (iii) $579,000 principal value original issue discount 6% convertible debenture acquired on February 12, 2007, initially convertible into 375,974 shares of our common stock, (iv) an immediately exercisable warrant to purchase 150,390 shares of our common stock at $1.69 per share. Maxi Brezzi Bachir Taleb-Ibrahimi is the Chief Investment Officer of Crescent and, as such, has the power to direct the vote and disposition of these shares. Mr. Taleb-Ibrahimi disclaims beneficial ownership of these shares.

Crescent may be contacted at C/O Cantara (Switzerland) S.A., 84 Avenue Louis-Casai, CH-1216 Cointrin/Geneva, Switzerland.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions.  Since January 1, 2005, we have not had any transactions in which any of our related persons had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

In March 2007, we entered into an agreement with Aequitas Capital Management, Inc. (ACM) in order to provide prospective customers with a leasing alternative for our videoconferencing systems.  In connection with this agreement, we issued ACM an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share.  As a result of such issuance, ACM beneficially owns, with its affiliates, more than 5% of our outstanding common stock.

Under the terms of our agreement with ACM, qualifying customers will be able to lease one of our systems through private label leasing provided by ACM.  Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, we will sell the videoconferencing system to ACM who in turn will lease it to the customer on the terms and conditions agreed to by ACM and the customer.  We agreed to provide ACM with a right of first refusal for providing prospective customers with the leasing arrangement.

Also in March 2007, we sold seven Digital Presence Systems to Aequitas Commercial Finance, an affiliate of ACM, for $248,500.

On August 18, 2005, in connection with the exchange agreement we entered into with Telanetix, Inc., a California corporation, or "Telanetix-California," we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock.  We also issued options and warrants to purchase, in the aggregate, 4,251,512 shares of our common stock to holders of Telanetix-California options or warrants.  See "ITEM 1. DESCRIPTION OF BUSINESS—Our Development," above.  The individuals that received shares of our common stock and options and warrants in connection with this transaction included our current executive officers, Mr. Szabo and Mr. Ono, who were officers of Telanetix-California at the time of the transaction, and Mr. Robert Alford and MR. Robert Arnold, who were employees of Telanetix-California at the time of the transaction and who currently each hold more than 5% of our outstanding common stock.

Parent Companies.  We do not have a parent company.

Director Independence.  We currently have only one director, Mr. Thomas A. Szabo.  Mr. Szabo also serves as our chief executive officer and beneficially owns 14.19% of our outstanding shares of common stock as of March 19, 2007.  Mr. Szabo is not considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.  Until October 2006, Mr. Stephen Spaulding served as one of our directors.  Mr. Spaulding was considered independent under the definition of independent director promulgated by the NASDAQ.

ITEM 13.

EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement by and among AER Ventures, Inc., Telanetix, Inc., a California corporation, and certain stockholders of Telanetix, Inc. dated August 15, 2005 (1)
2.2	Agreement and Plan of Merger of AER Ventures, Inc. and Telanetix, Inc., a Delaware corporation, dated March 15, 2006 (2)
3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
4.1*	Form of common stock purchase warrant issued in March 2005
4.2*	Form of common stock purchase warrant issued in June 2005
4.3	Form of warrant agreement issued in connection with November 2006 private placement (3)
4.4	Form of original issue discount 6% senior convertible debenture issued in connection with the December 28, 2006 financing (4)
4.5	Form of common stock purchase warrant issued in connection with the December 28, 2006 financing (4)
4.6	Form of original issue discount 6% senior convertible debenture issued in connection with the February 12, 2007 financing (5)
4.7	Form of common stock purchase warrant issued in connection with the February 12, 2007 financing (5)
4.8*	Form of common stock purchase warrant issued to Aequitas Capital Management, Inc. issued in March 2007
10.1#	2005 Equity Incentive Plan (2)
10.2#	Executive Deferred Compensation Plan effective June 1, 2005 (2)
10.3	Form of stock purchase agreement related to March 2006 private placement (6)
10.4	Form of subscription agreement related to November 2006 private placement (3)
10.5	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (4)
10.6	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (4)
10.7	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (5)
10.8	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (5)
10.9	Waiver and Amendment Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchaser identified therein dated as of February 12, 2007 (5)
10.10*	Letter Agreement between Telanetix, Inc., a Delaware Corporation, and Aequitas Capital Management, Inc. effective March 6, 2007
11.1	Statement re Computation of Per Share Earnings (7)
14.1	Code of Business Conduct and Ethics (8)
21.1	Listing of Subsidiaries (2)
24.1	Power of Attorney (9)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer*
#	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this report
(1)	Incorporated herein by reference to the registrant's Form 8-K filed on August 19, 2005
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006
(3)	Incorporated herein by reference to the registrant's Form 10-QSB filed on November 14, 2006
(4)	Incorporated herein by reference to the registrant's Form 8-K filed on January 3, 2007
(5)	Incorporated herein by reference to the registrant's Form 8-K filed on February 14, 2007
(6)	Incorporated herein by reference to the registrant's Form 10-QSB filed on May 19, 2006
(7)	Included within the financial statements filed in this report
(8)	Incorporated herein by reference to the registrant's Form 10-KSB filed on April 14, 2005
(9)	Incorporated herein by reference to the signature page of this report

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid an aggregate of $21,920 and $22,429 to our principal accountant, Burnham & Schumm P.C., for the audit and review of our annual financial statements included in our Form 10-QSBs, and for services normally provided in connection with such filings for the fiscal years ended December 31, 2006 and 2005, respectively.

Audit-Related Fees, Tax Fees, All Other Fees

Other than the fees set forth under "Audit Fees," above, we paid no other fees to our principal accountant for audit-related services; tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2006 and December 31, 2005.

Audit Committee Pre-Approval Policies

We do not have an audit committee.  See "ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT—Audit Committee," above.  Our board of directors has approved all of the fees paid and identified herein to our principal accountant and will continue to do so until we establish an audit committee.  Once we establish an audit committee, we intend to adopt pre-approval policies and procedures for payments to our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: March 29, 2007	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Telanetix, Inc., a Delaware corporation, hereby constitutes and appoints Thomas A. Szabo and Richard M. Ono, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas A. Szabo	Chairman of the Board and Chief Executive	March 29, 2007
Thomas A. Szabo	Officer (principal executive officer)

/s/ Richard M. Ono	Chief Financial Officer (principal financial	March 29, 2007
Richard M. Ono	officer and principal accounting officer)

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiary (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telanetix, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 14 to the financial statements, the Company incurred a net loss of $3,119,056 and $2,139,423 during the years ended December 31, 2006 and 2005, respectively and accumulated losses of $10,013,433 since opening for business. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Salt Lake City, Utah

March 6, 2007

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current Assets:
Cash	$3,198,200	$47,906
Accounts receivable, less allowance
for doubtful accounts of $-0-	699,985	49,305
Prepaid expenses and other current assets	42,976	271
Total current assets	3,941,161	97,482
Property and Equipment, net	116,919	152,306

Other Assets:
Deposits	15,632	18,432
Deferred financing costs, net of accumulated
amortization of $788	206,658	--
Total other assets	222,290	18,432
Total Assets	$4,280,370	$268,220

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$361,512	$167,110
Accrued expenses	404,007	278,734
Deferred compensation, current portion	481,692	--
Notes payable, stockholder	1,300,000	1,331,700
Convertible debentures, current portion,
net of discounts totaling $487,143	731,905	--
Warrant liabilities	542,397	--
Total current liabilities	3,821,513	1,777,544

Convertible debentures, less current portion,
net of discounts totaling $974,285	1,463,810	--
Deferred compensation less current portion	481,692	963,384
Total liabilities	5,767,015	2,740,928

Stockholders' Deficit:
Common stock, $.0001 par value,
200,000,000 shares authorized,
15,557,166 and 13,482,001
issued and outstanding	1,556	1,348
Additional paid in capital	8,515,232	4,410,321
Warrants	10,000	10,000
Accumulated deficit	(10,013,433)	(6,894,377)
Total stockholders' deficit	(1,486,645)	(2,472,708)
Total Liabilities and Stockholders' Deficit	$4,280,370	$268,220

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net sales:
Product	$1,132,108	$70,721
Services	179,386	32,625
	1,311,494	103,346
Cost of sales:
Product	357,568	25,855
Services	118,562	32,686
	476,130	58,541
Gross profit	835,364	44,805

Operating Expenses:
Salaries and related expenses	1,424,087	1,039,904
Advertising and publications	66,154	5,138
Consulting and subcontract	1,661,845	458,510
Travel and entertainment	155,358	108,104
Professional fees	189,621	155,304
Rent	83,182	80,047
Telephone and internet	46,346	85,122
Depreciation	83,026	91,159
Other operating expenses	160,829	93,964
Total operating expenses	3,870,448	2,117,252
Operating loss	(3,035,084)	(2,072,447)

Other income (expense):
Gain (loss) on disposal of fixed assets	(2,411)	(5,694)
Interest income	3,009	763
Interest expense	(83,770)	(59,645)
Total other income (expense)	(83,172)	(64,576)
Loss before income taxes	(3,118,256)	(2,137,023)
Provision for income taxes	800	2,400
Net Loss	$(3,119,056)	$(2,139,423)

Net Loss Per Share –
Basic and diluted	$(0.22)	$(0.26)

Weighted average number of shares
outstanding – basic and diluted	14,470,075	8,326,061

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2004	5,248,000	$525	$3,553,475	$--	$(4,754,954)	$(1,200,954)

Common stock issued for
services at $.10 per share
on May 16, 2005	20,000	2	1,998	--	--	2,000

Warrants issued in July 2005	--	--	--	10,000	--	10,000

Common stock issued in
connection with the
acquisition of subsidiary
on August 15, 2005	7,254,000	725	(27,623)	--	--	(26,898)

Common stock issued for
$1.50 per share in
September through
December 2005, net of
offering costs of $33,600	480,001	48	686,352	--	--	686,400

Fair value of stock options
recognized in 2005	--	--	76,167	--	--	76,167

Stock options exercised at
$.20 per share on
July 13, 2005	480,000	48	119,952	--	--	120,000

Net loss for the year
ended December 31, 2005	--	--	--	--	(2,139,423)	(2,139,423)
Balance, December 31, 2005	13,482,001	$1,348	$4,410,321	$10,000	$(6,894,377)	$(2,472,708)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	13,482,001	$1,348	$4,410,321	$10,000	$(6,894,377)	$(2,472,708)
Balance, December 31, 2005

Common stock issued for cash
in January through June	972,666	98	1,458,861	--	--	1,458,959
2006 at $1.50 per share

Common stock issued for
cash in November 2006 at
$1.20 per share, net of	562,499	56	607,736	--	--	607,792
offering costs of $67,208

Common stock issued for
investor relation services
at $2.05 per share on	540,000	54	1,106,946	--	--	1,107,000
August 14, 2006

Net loss for the year	--	--	--	--	(3,119,056)	(3,119,056)
ended December 31, 2006

Beneficial conversion feature
associated with convertible	--	--	463,785	--	--	463,785
debt financing

Fair value of stock options	--	--	467,583	--	--	467,583
recognized in 2006
Balance, December 31, 2006	15,557,166	$1,556	$8,515,232	$10,000	$(10,013,433)	$(1,486,645)

The accompanying notes are an integral

part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,119,056)	$(2,139,423)

Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation and amortization	85,711	91,159
Fair value of stock options at grant date	467,583	76,167
Common stock issued for compensation and services	1,107,000	120,000
Company expenses paid directly by shareholders	--	6,802
Loss on disposal of fixed assets	2,411	5,694
(Increase) in accounts receivable	(650,680)	(49,305)
(Increase) in prepaid expenses and deposits	(39,905)	(12,601)
Increase in accounts payable	194,402	82,517
Increase (decrease) in accrued expenses	125,273	(871,839)
Increase in deferred compensation	--	963,384
Net cash used by operating activities	(1,827,261)	(1,727,445)

Cash flows from investing activities:
Purchase of property and equipment	(64,565)	(116,282)
Proceeds from disposal of fixed assets	14,515	1,935
Net cash used by investing activities	(50,050)	(114,347)

Cash flows from financing activities:
Proceeds from convertible debentures, net of financing fees	3,090,000	--
Other deferred financing costs	(97,446)	--
Proceeds from borrowing from stockholders	--	1,300,000
Issuance of common stock	2,066,751	686,400
Repayments of borrowing from stockholders	(31,700)	(111,111)
Issuance of warrants	--	10,000
Net cash provided by financing activities	5,027,605	1,885,289
Net increase in cash	3,150,294	43,497

Cash, beginning of period	47,906	4,409

Cash, end of period	$3,198,200	$47,906

Interest paid	$1,257	$2,876

Income taxes paid	$800	$800

Liabilities assumed in acquisition of subsidiary	$--	$31,700

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Business and Significant Accounting Policies

a.

Summary of Business

The Company was initially incorporated as AER Ventures, Inc. as a Nevada Corporation. On August 15, 2005, the Company entered into a share exchange agreement with Telanetix, Inc., a private California corporation ("Telanetix-California") in the business of developing and selling advanced technology and services for remote digital conferencing. In connection with the share exchange agreement, Telanetix-California became a subsidiary of the Company and the former stockholders of Telanetix-California obtained a controlling interest in the Company's common stock. The share exchange was accounted for as a reverse merger. Effective March 2006, the Company effected a reincorporation from Nevada to Delaware and changed its name from AER Ventures, Inc. to Telanetix, Inc.

This is the first period the Company is not considered to be a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

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

f.

Deferred Financing Costs

Fees and expenses associated with debt financing are amortized over the terms of the agreements using the straight-line method.

Notes to Consolidated Financial Statements – Continued

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

i.

Shipping and Handling Costs

Shipping and handling costs include costs associated with delivery of video conferencing equipment from the Company's sole location to each customer's designated location. The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statements of operations.

j.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 – Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential diluted stock options and warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company's weighted average common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive stock options and warrants as of December 31, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	December 31,
	2006	2005
Stock Options	3,351,512	3,651,512
Warrants	1,531,157	300,000
Total	4,882,669	3,951,512

k.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company's primary business generates revenue from selling video conferencing equipment and servicing the systems. Revenue is recognized only after the systems have been shipped to the customer's location and collection of the sale is reasonably assured.

Notes to Consolidated Financial Statements - Continued

l.

Stock Based Compensation

Prior to year ended December 31, 2005, the Company elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), the Company is now required to apply the fair value method as prescribed in SFAS No. 123 (R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

2.

Property and Equipment

At December 31, 2006 and 2005, property and equipment consists of the following:

	2006	2005
Furniture and fixtures	$30,008	$27,681
Office equipment	16,824	16,824
Video conference equipment	316,423	356,454
	363,255	400,959
Less accumulated depreciation	(246,336)	(248,653)

Property and equipment, net	$116,919	$152,306

Depreciation expense for the years ended December 31, 2006 and 2005 was $83,026 and $91,159, respectively.

Notes to Consolidated Financial Statements - Continued

3.

Accrued Expenses

At December 31, 2006 and 2005, accrued expenses consisted of the following:

	2006	2005
Accrued salaries	$168,595	$136,672
Accrued payroll taxes	5,369	10,455
Accrued vacation	88,204	72,014
Accrued interest, stockholder	137,593	59,593
Accrued interest	1,829	--
Sales tax payable	2,417	--
	$404,007	$278,734

4.

Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2006 and 2005:

	2006	2005
Note payable to an individual,
also a stockholder of the Company,
the note is unsecured, due on
demand and non-interest bearing.	$--	$31,700

Note payable to Mainas Development
Corporation, owned by an individual
who is a stockholder of the Company,
interest is being charged at 6%,
the note is unsecured and due
on demand.	1,300,000	1,300,000
	$1,300,000	$1,331,700

5.

Deferred Compensation

On August 12, 2005, five of the Company's key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals deferred compensation paid each year. At December 31, 2006 and 2005, the deferred compensation was reported in the accompanying financial statements as follows:

	2006	2005
Deferred compensation	$963,384	$963,384

Current portion of
deferred compensation	481,692	--

Long-term portion of
deferred compensation	$481,692	$963,384

Notes to Consolidated Financial Statements - Continued

6.

Warrant Liabilities

On December 28, 2006, the Company issued 949,907 warrants in conjunction with its convertible debentures. These warrants have registration rights for the underlying shares. EITF 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company. The warrant agreement requires a net cash settlement at the option of the holders unless the Company fails to register the warrant shares within one year from issuance. Pursuant to EITF 00-19, the fair value of the warrants at December 31, 2006 was recorded as a warrant liability amounting to $542,397. There was no change in the fair value of the warrant liabilities from the issuance date to the balance sheet date.

7.

Income Taxes

The provision for income tax consists of the following components at December 31, 2006 and 2005:

	2006	2005
Current:
Federal income taxes	$--	--
State income taxes	800	2,400
Deferred	--	--
	$800	$2,400

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2006	2005
Expected tax benefit using regular rates	$(1,066,139)	$(726,588)
State minimum tax	800	2,400
Valuation allowance	1,066,139	726,588
Tax Provision	$800	$2,400

Due to the Company transitioning from a development stage company to an operating company and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	2006	2005
Deferred tax assets	$3,450,465	$2,348,242
Valuation allowance	(3,450,465)	(2,348,242)
Deferred tax liabilities	--	--
Tax Provision	$--	$--

Notes to Consolidated Financial Statements - Continued

The Company has loss carryforwards totaling $7,390,563 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

Operating
Losses

2021	$414,457
2022	232,404
2023	415,689
2024	725,779
2025	2,517,337
2026	3,084,897
$7,390,563

8.

Warrants

In July 2005, the Company sold warrants to two individuals for a total of $10,000. The warrants allow each of the individuals to purchase up to 100,000 shares of the Company's common stock at $1.80 per share and expire, if not exercised, on June 30, 2008.  In March 2005, the Company sold warrants to these same individuals to purchase 50,000 shares at $1.25 per share and expire, if not exercised, on March 31, 2008.

In November 2006, the Company issued 281,250 warrants in conjunction with the sale of its common stock. These warrants are convertible into common stock at $1.50 per share and expire, if not exercised, three years from issuance.

The Company issued 949,907 warrants in conjunction with its convertible debentures (See Notes 6 and 9). These warrants are convertible into common stock at $1.69 per share and expire, if not exercised, five years from issuance.

The total warrants outstanding at December 31, 2006 that are convertible into the Company's common stock total 1,531,157 shares.

9.

Convertible Debentures

On December 28, 2006, the Company issued Original Issue Discount 6% Unsecured Convertible Debentures and common stock purchase warrants to four unaffiliated institutional investors. The Company issued an aggregate of $3,657,143 principal amount of debentures at an original issue discount of 12.5% or $457,143 and 949,907 warrants (See Notes 6 and 8), resulting in net proceeds to the Company of $3,090,000 after deducting fees of $110,000. The Company incurred legal and other expenses of $97,446, and capitalized $207,446 of deferred financing costs.

The debentures are due December 31, 2008. Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007. Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin July 1, 2007 and continue through December 31, 2008. Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed. The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then

Notes to Consolidated Financial Statements – Continued

effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price ("VWAP") per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered. The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $1.54, subject to adjustment including full-ratchet, anti-dilution protection. The Company also has the right, subject to compliance with certain equity conditions, to force conversion if the VWAP for the Company's common stock exceeds 200% of the effective conversion price (initially $3.08) for 20 trading days out of a consecutive 30 day trading period.

The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness (other than permitted indebtedness as defined in the debenture), creating any liens on its property (other than permitted liens as defined in the debenture), amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The debenture defines certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. On the occurrence of an event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses.

The Company also entered into a registration rights agreement dated December 28, 2006, between the Company and the institutional investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).

The debentures and warrants were issued to the institutional investors in a private placement transaction in accordance with Rule 506 under Regulation D of the Securities Act of 1933. Kaufman Bros., L.P. acted as an advisor to Telanetix in connection with the transaction and received a fee of $80,000 in connection with its services.

Notes to Consolidated Financial Statements - Continued

At December 31, 2006, the convertible debentures are included in the accompanying balance sheet as follows:

Convertible debentures	$3,657,143

Less: 12.5% Original issue discount	(457,143)
Discount from detachable warrants feature	(542,396)
Discount from beneficial conversion feature	(463,785)

Add: Amortization of original issue discount	1,896

Convertible debentures, net of discounts	2,195,715

Less: Current portion	(731,905)

Convertible debentures, long term portion	$1,463,810

Maturities of convertible debentures are as follows:

Year	Amount
2007	$1,219,048
2008	2,438,095
3,657,143
Less discounts net of
accumulated amortization	(1,461,428)
$2,195,715

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's own stock, the fair value of the warrants at the issuance was recorded as a warrant liability (See Note 6), as 1) the shares are required to be registered and 2) net cash settlement could occur. EITF 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FASB 133)", the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of "conventional convertible debt", as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the convertible debentures had a non-cash beneficial conversion feature of $463,786. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $542,396 to the debt discount and the fair value of the Company's common stock of $1.48 per share. After the allocation of proceeds between the debt and warrants are made, conversion price of $1.265 was calculated based on the allocated amount to debts divided by the total number of shares into which the note is convertible. The calculated amount of $.215, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.265, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible, to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

Notes to Consolidated Financial Statements - Continued

10.

Lease Commitment

The Company leases its office space under a long-term operating lease agreement. Rent expense for the years ended December 31, 2006 and 2005 was $83,182 and $80,047, respectively.

The following is a schedule of future noncancellable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at December 31, 2006.

2007	$85,000
2008	50,738
$135,738

11.

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

At December 31, 2006, the Company recorded an expense of $1,107,000 related to the issuance of the 540,000 shares of common stock to SFC, and has been included in consulting and subcontract expense in the accompanying consolidated statement of operations.

12.

Stock Based Compensation

On August 15, 2005, in connection with the exchange agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the exchange agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled and new options with similar terms granted under the 2005 Equity Incentive Plan.

The compensation cost that has been charged against income for the plan was $467,583 and $76,167 for 2006 and 2005, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $-0- for 2006 and 2005 due to a valuation allowance to reduce deferred tax assets. See note 7.

The 2005 Plan permits the grant of share options and shares to its employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because the Black Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are

Notes to Consolidated Financial Statements - Continued

expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	0.10%	0.10%
Weighted-average volatility	.-%	0.10%
Expected dividends	0%	0%
Expected terms (in years)	8-May	8-May
Risk-free rate	4.0%-7.0%	3.5%-6%

A summary of option activity under the Plan as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2005	2,851,512	$0.20
Granted	1,500,000	0.41
Exercised	(480,000)	0.20
Forfeited or expired	(220,000)	0.20
Outstanding at December 31, 2005	3,651,512	0.29	7.2	$ --
Granted	10,000	1.50
Exercised	--	--
Forfeited or expired	(310,000)	0.24
Outstanding at December 31, 2006	3,351,512	$0.30	6.9	$ --
Exercisable at December 31, 2006	3,066,512	$0.30	6.9	$ --

The weighted-average grant-date fair value of options granted during the years 2006 and 2005 was $-0- and $.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $-0-.

A summary of the status of the Company's nonvested shares as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2005	2,182,712	$ --
Granted	1,500,000	0.41
Vested	(2,229,725)	0.03
Forfeited	(220,000)	--
Nonvested at December 31, 2005	1,232,987	0.44
Granted	10,000	--
Vested	(778,193)	0.60
Forfeited	(179,794)	--
Nonvested at December 31, 2006	285,000	0.20

As of December 31, 2006, there was $56,250 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $467,583 and $76,167, respectively.

Notes to Consolidated Financial Statements – Continued

13.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock of which no preferred shares have been issued as of December 31, 2006. The preferences, if any, to be given to preferred shares shall be determined at the time of issuance.

14.

Going Concern and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $3,119,056 during the year ended December 31, 2006 and accumulated losses of $10,013,433 since opening for business. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

15.

Subsequent Events

On February 12, 2007, the Company entered into a securities purchase agreement with four unaffiliated institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. The Company issued an aggregate of $1,544,000 principal amount of debentures at an original issue discount of 12.5% and 401,040 warrants, resulting in net proceeds to the Company of $1,312,225, after deducting fees and expenses.

The debentures repayment terms, covenants and restrictions are essentially the same as those issued on December 28, 2006 (See Note 9). The warrants issued in this transaction are essentially the same as those issued on December 28, 2006 (See Note 9).

The debentures and warrants were issued to the institutional investors in a private placement transaction in accordance with Rule 506 under Regulation D of the Securities Act of 1933. Kaufman Bros., L.P. acted as an advisor to Telanetix in connection with the transaction and received a fee of $33,775 in connection with its services.

The Company also entered into a registration rights agreement dated February 12, 2007, between the Company and the institutional investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).

The proceeds were used to repay a note payable to Mainas Development Corporation which is owned by an individual who is a stockholder of the Company in the amount of $1,300,000 plus accrued interest.

In January 2007, the Company issued 4,168 common shares due to not filing a registration statement to register the common shares sold to two accredited investors in a timely manner.

In March 2007, Aequitas Capital Management was issued a warrant to purchase 250,000 common shares at $2.00 per share. The warrant has a three-year term and expires in March 2010.

In March 2007, a shareholder of the Company exercised warrants to purchase 72,917 shares of common stock at $1.50 per share resulting in gross proceeds of $109,376.

Notes to Consolidated Financial Statements - Continued

16.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements  rather than just either the effect on the balance sheet or the income statement. The Company adopted the provision of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is   currently evaluating the impact of adopting FIN48 on our consolidated financial statements but do not expect he impact to be material.

In September 2006, the FASB issued No. 157, "Fair Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expends disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on the consolidated financial statements.