Form 10KSB/A
period 2006-12-31
Telanetix,Inc
filed 2007-04-04
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB/A

(Mark One)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to____.

Commission File No. 000-51995

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

Transitional Small Business Disclosure Format (Check one):    Yes [   ]    No  [ X ]

PART 1

EXPLANATORY NOTE

We are filing this Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2006, which was filed on March 29, 2007 (the “Form 10-KSB”) solely to correct the Commission File Number set forth on the facing page of our Form 10-KSB.  The Commission File Number on our Form 10-KSB incorrectly stated that our Commission File Number was 000-31639.  Our Commission File Number is 000-51995, as reflected on the facing page of this Form 10-KSB/A.  With the exception of the foregoing, no other information in our Form 10-KSB has been supplemented, updated or amended by this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: April 3, 2007	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer

2