Form 10KSB/A
period 2006-12-31
Telanetix,Inc
filed 2007-04-10
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB/A

AMENDMENT NO. 2

 (Mark One)

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to     .

Commission File No. 000-51995

TELANETIX, INC.
(Name of small business issuer in its charter)

Delaware	77-0622733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6197 Cornerstone Court E, Suite 108 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(858) 362-2250

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

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

Transitional Small Business Disclosure Format (Check one):    Yes      No

EXPLANATORY NOTE

We are amending our Annual Report on Form-10KSB for the period ended December 31, 2006.  We filed our Annual Report on Form 10-KSB for the period ended December 31, 2006 on March 29, 2007 (the “Original Report”).  On April 4, 2007, we filed Amendment No. 1 on Form 10-KSB/A solely to correct our commission file number set forth on the facing page of the Original Report.

We are filing this Amendment No. 2 on Form 10-KSB/A (this "Amendment") to revise the disclosures in the table entitled "Discount to Market Price" and the related narrative disclosure set forth in "Item 6—Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original Report.  This Amendment solely amends and restates "Item 6—Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original Report.  For this reason, this Amendment contains only the amended and restated "Item 6—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as described above. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report. The filing of this Amendment shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

i

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

The closing market price of our common stock per share was $2.49 on February 12, 2007, the date we entered into the securities purchase agreement pursuant to which we sold the debentures and warrants in our February 2007 Private Placement.  The initial conversion price for these debentures is $1.54 per share and the exercise price of these warrants is $1.69 per share.  The table below provides information about the possible discount to the closing market price as of the date of sale of these debentures and warrants.  The possible discount was calculated by subtracting the total conversion price on the date of sale (February 12, 2007) from the combined market price of the total number of shares underlying the debentures (assuming all interest payments are made in stock) and warrants on that date.  Only the conversion price of the debentures adjusts in relation to our stock price at the time of conversion.  The exercise price of the warrants remains the same regardless of our stock price at the time of exercise.  For purposes of this disclosure, we calculated the possible discount under two scenarios as to the debentures: (1) assuming the conversion price at the time of conversion remains at the initial conversion price of $1.54; and (2) assuming the conversion price is adjusted to reflect a volume weighted average price for our common stock of $0.80 for each of the 10 consecutive trading days immediately before the conversion date.  We chose $0.80 because it is the lowest trading price of our common stock since its first trading date in April 2006.  In each case, we assume that all principal and interest as to the debentures will be converted into shares of our common stock and the debentures will be outstanding for their entire term.

	Discount to Closing Market Price
Investor Name	(1)	(2)

Enable Growth Partners LP	$ 709,198	$ 2,495,273
Enable Opportunity Partners LP	83,892	295,172
Pierce Diversified Strategy Master Fund LLC, ena	41,514	146,064
Crescent International Ltd.	500,763	1,761,904
	$ 1,335,367	$ 4,698,413

(1) Based on the initial conversion price of $1.54 per share.
(2) Assumes conversion when the volume weighted average price of our common stock is $0.80 per share for 10 consecutive days.

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

Telanetix, Inc. (Registrant)

Date: April 9, 2007	By:	/s/ Thomas A. Szabo
Thomas A. Szabo
	Title:	Chief Executive Officer