Form 10QSB
period 2007-03-31
Telanetix,Inc
filed 2007-05-15
CIK 1277270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period                      to

Commission File Number 000-51995

TELANETIX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0622733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6197 Cornerstone Court E, Suite 108, San Diego, California 92121
(Address of principal executive offices)

(858) 362-2250
(Issuer's telephone number)

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

As of May 8, 2007, there were 15,634,251 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of common equity currently outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☑

FORWARD LOOKING STATEMENTS

1

PART I

FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

17

ITEM 3.

CONTROLS AND PROCEDURES

39

PART II

OTHER INFORMATION

41

ITEM 1.

LEGAL PROCEEDINGS

41

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

41

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

41

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

41

ITEM 5.

OTHER INFORMATION

41

ITEM 6.

EXHIBITS

42

SIGNATURES

43

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts contained or incorporated by reference in this report, including without limitation, statements under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Results of Operations," below, regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they include, but are not limited to, those items discussed under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors," below.  Please consider our forward-looking statements in light of those risks as you read this report.

PART I--FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TELANETIX, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$ 2,668,581	$ 3,198,200
Accounts receivable, less allowance
for doubtful accounts of $30,230 and $-0-	389,507	699,985
Prepaid expenses and other current assets	24,969	42,976
Total current assets	3,083,057	3,941,161

Property and equipment, net	108,587	116,919

Other Assets:
Deposits	15,632	15,632
Deferred financing costs, net of accumulated
amortization of $32,209 and $788	257,182	206,658

Total assets	$ 3,464,458	$ 4,280,370

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 236,897	$ 361,512
Accrued expenses	149,110	404,007
Deferred compensation, current portion	481,692	481,692
Notes payable, stockholder	-	1,300,000
Convertible debentures, current portion,
net of discounts totaling $1,167,190 and $487,143	1,433,381	731,905
Warrant liabilities	5,065,376	542,397
Total current liabilities	7,366,456	3,821,513

Convertible debentures, less current portion
net of discounts totaling $1,167,190 and $974,285	1,433,381	1,463,810
Deferred compensation	481,692	481,692
Stockholders' Deficit
Preferred stock, no par value,
10,000,000 share authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized,
15,634,251and 15,557,166 shares
issued and outstanding	1,563	1,556
Additional paid in capital	9,656,701	8,515,232
Warrants	10,000	10,000
Deficit accumulated during the development stage	(15,485,335)	(10,013,433)
Total stockholders' deficit	(5,817,071)	(1,486,645)

Total liabilities and stockholders' deficit	$ 3,464,458	$ 4,280,370
See accompanying notes to the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales:
Product (including $248,500 to a related party)	$ 419,518	$ -
Services	42,750	27,500
	462,268	27,500

Cost of sales:
Product (including $66,503 to a related party)	102,051	-
Services	39,654	19,942
	141,705	19,942

Gross profit	320,563	7,558

Operating expenses:
Financing program costs with a related party	596,275	-
Salaries and related expenses	328,988	268,730
Consulting and subcontract	173,388	85,141
Travel and entertainment	39,380	45,324
Professional fees	148,328	31,792
Rent	19,161	21,735
Bad debt expense	30,230	-
Telephone and internet	26,493	13,010
Depreciation	12,974	27,028
Other operating expenses	82,472	36,862
Total operating expenses	1,457,689	529,622

Operating loss	(1,137,126)	(522,064)

Other income (expense):
Interest expense	(371,168)	(19,233)
Change in fair value of warrant liabilities	(3,971,148)	-
Gain (loss) on disposal of fixed assets	-	(4,153)
Interest income	7,540	653
Total other income (expense)	(4,334,776)	(22,733)

Loss before income taxes	(5,471,902)	(544,797)

Provision for income taxes	-	-

Net loss	$ (5,471,902)	$ (544,797)

Net loss per share - basic and diluted	$ (0.35)	$ (0.04)

Weighted average shares outstanding -
basic and diluted	15,575,640	13,789,945

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (5,471,902)	$ (544,797)

Adjustments to net loss to cash
provided by operating activities:
Depreciation	12,974	27,028
Loss on disposal of fixed assets	-	4,153
Amortization of deferred financing costs	31,421	-
Amortization of fair value of stock options	38,985	34,000
Amortization of original issue discount	70,039	-
Amortization of beneficial conversion feature
associated with convertible debentures	86,317	-
Amortization of detachable warrant discount	107,319	-
Issuance of common stock for non-registration penalty	5,043	-
Value of warrant issued for finance program agreement	596,275	-
Change in fair value of warrant liabilities	3,971,148	-
Changes in assets and liabilities:
Accounts receivable	310,478	2,750
Prepaid expenses and deposits	18,007	(13,641)
Accounts payable	(124,615)	(35,852)
Accrued expenses	(254,897)	170,331
Net cash used by operating activities	(603,408)	(356,028)

Cash flows from investing activities:
Purchase of property and equipment	(4,642)	-
Proceeds from disposal of fixed assets	-	5,999
Net cash used by investing activities	(4,642)	5,999

Cash flows from financing activities:
Proceeds from sale of convertible debentures	1,351,000	-
Deferred financing costs	(81,945)	-
Issuance of common stock	109,376	1,406,500
Payment of notes payable issued to a shareholder	(1,300,000)	-
Net cash provided by financing activities	78,431	1,406,500

Net increase (decrease) in cash	(529,619)	1,056,471

Cash at beginning of the period	3,198,200	47,906

Cash at end of the period	$ 2,668,581	$ 1,104,377

Interest paid	$ 189,083	$ -

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

TELANETIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Summary of Business and Significant Accounting Policies

a.

Summary of Business

Telanetix, Inc. (the "Company") was initially incorporated as AER Ventures, Inc. as a Nevada Corporation. On August 15, 2005, the Company entered into a share exchange agreement with Telanetix, Inc., a private California corporation ("Telanetix-California"), engaged in the business of developing and selling advanced technology and services for remote digital conferencing. In connection with the share exchange agreement, Telanetix-California became a subsidiary of the Company and the former stockholders of Telanetix-California obtained a controlling interest in the Company's common stock. The share exchange was accounted for as a reverse merger. Effective March 2006, the Company effected a reincorporation from Nevada to Delaware and changed its name from AER Ventures, Inc. to Telanetix, Inc.

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

d.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company's primary business generates revenue from selling video conferencing equipment and servicing the systems. Revenue is recognized only after the systems have been shipped to the customer's location and collection of the sale is reasonably assured.

e.

Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

f.

Fair Value of Financial Instruments

The amounts reported for cash, accounts receivable, accounts payable, and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

g.

Concentration of Risks

The Company transacts its business with primarily one financial institution. From time to time the amount on deposit in this institution may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

h.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

i.

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

j.

Deferred Financing Costs

Fees and expenses associated with debt financing are amortized over the terms of the agreements using the straight-line method.

k.

Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred.

l.

Shipping and Handling Costs

Shipping and handling costs include costs associated with delivery of video conferencing equipment from the Company's sole location to each customer's designated location. The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statements of operations.

m.

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

n.

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

o.

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

The Company has the following dilutive stock options and warrants as of March 31, 2007 and December 31, 2006 which were excluded from the calculation since the effect is anti-dilutive.

	March 31, 2007	December 31, 2006

Stock Options	3,906,056	3,351,512
Warrants	2,109,280	1,531,157
Total	6,015,336	4,882,669

2.

Property and Equipment

At March 31, 2007 and December 31, 2006, property and equipment consists of the following:

	March 31, 2007	December 31, 2006

Furniture and fixtures	$ 30,008	$ 30,008
Office equipment	16,824	16,824
Video conference equipment	321,065	316,423
	367,897	363,255
Less accumulated depreciation	(259,310)	(246,336)
Property and equipment, net	$ 108,587	$ 116,919

Depreciation expense for the three months ended March 31, 2007 and 2006 was $12,974 and $27,028, respectively.

3.

Accrued Expenses

At March 31, 2007 and December 31, 2006, accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006

Accrued salaries	$ 19,809	$ 168,595
Accrued payroll taxes	3,272	5,369
Accrued vacation	90,881	88,204
Accrued interest, stockholder	-	137,593
Accrued interest	25,696	1,829
Sales tax payable	9,452	2,417
	$ 149,110	$ 404,007

4.

Deferred Compensation

On August 12, 2005, five of the Company's key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals deferred compensation paid each year. At March 31, 2007 and December 31, 2006, the deferred compensation was reported in the accompanying financial statements as follows:

	March 31, 2007	December 31, 2006

Deferred compensation	$ 963,384	$ 963,384
Less current portion of deferred compensation	(481,692)	(481,692)
Long-term portion of deferred compensation	$ 481,692	$ 481,692

5.

Notes Payable, Stockholder

Stockholder notes payable consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Note payable to Mainas Development Corporation, owned by an individual who is a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	$ -	$ 1,300,000
	$ -	$ 1,300,000

6.

Convertible Debentures

On December 28, 2006, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to four unaffiliated institutional investors. The Company issued an aggregate of $3,657,143 principal amount of debentures at an original issue discount of 12.5% or $457,143 and 949,907 warrants, resulting in net proceeds to the Company of $3,090,000 after deducting fees of $110,000. The Company incurred legal and other expenses of $97,446, and capitalized $207,446 of deferred financing costs.

On February 12, 2007, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to the same four unaffiliated institutional investors in the December private placement. The Company issued an aggregate of $1,544,000 principal amount of debentures at an original issue discount of 12.5% or $193,000 and 401,040 warrants, resulting in net proceeds to the Company of $1,312,225 after deducting fees of $38,775. The Company incurred legal and other expenses of $43,170, and capitalized $81,945 of deferred financing costs.

The debentures issued in both private placements are due December 31, 2008. Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007. Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin July 1, 2007 and continue through December 31, 2008. Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed. The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price ("VWAP") per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered.

The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $1.54, subject to adjustment including full-ratchet, anti-dilution protection. The Company also has the right, subject to compliance with certain equity conditions, to force conversion if the average of the VWAP for the Company's common stock exceeds 200% of the effective conversion price (initially $3.08) for 20 trading days out of a consecutive 30 day trading period.

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

The Company also entered into registration rights agreements with the institutional investors in both the December and February private placements, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).

The debentures and warrants were issued to the institutional investors in private placement transactions in accordance with Rule 506 under Regulation D of the Securities Act of 1933, or the "Securities Act."  Kaufman Bros., L.P. acted as an advisor to the Company in connection with both transactions and received fees of $113,775 in connection with its services.

At March 31, 2007 and December 31, 2006, the debentures are included in the accompanying balance sheet as follows:

	March 31, 2007	December 31, 2006

Convertible debentures	$ 5,201,143	$ 3,657,143
Less:
Original issue discount - 12.5%	(650,143)	(457,143)
Detachable warrants discount	(1,094,227)	(542,396)
Beneficial conversion discount	(855,582)	(463,785)
Add:
Amortization of discounts	265,571	1,896
Convertible debentures, net of discounts	2,866,762	2,195,715
Less current portion	(1,433,381)	(731,905)
Convertible debentures, long term portion	$ 1,433,381	$ 1,463,810

Maturities of convertible debentures are as follows:

April 1, 2007 through March 31, 2008	$ 2,600,571
April 1, 2008 to December 31, 2008	2,600,572
$ 5,201,143

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, the fair value of the warrants at the issuance was recorded as a warrant liability (See Note 7), as 1) the shares are required to be registered and 2) net cash settlement could occur. EITF 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FASB 133)", the Company determined that the conversion feature of the debentures did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of "conventional convertible debt", as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the debentures issued in December 2006 had a non-cash beneficial conversion feature of $463,785. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $542,396 to the debt discount and the fair value of the Company's common stock of $1.48 per share. After the allocation of proceeds between the debt and warrants are made, the conversion price of $1.265 was calculated based on the allocated amount to debts divided by the total number of shares into which the note is convertible. The calculated amount of $0.215, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.265, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible, to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

The Company has determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $391,797. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $551,831 to the debt discount and the fair value of the Company's common stock of $2.49 per share. After the allocation of proceeds between the debt and warrants are made, conversion price of $1.768 was calculated based on the allocated amount to debts divided by the total number of shares into which the note is convertible. The calculated amount of $0.722, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.768, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible, to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

7.

Warrants and Warrant Liabilities

In March 2005, the Company issued warrants to two individuals in exchange for services rendered to the Company. These warrants allow each of the individuals to purchase up to 50,000 shares at $1.25 per share and expire, if not exercised, on March 31, 2008.  In July 2005, the Company sold additional warrants to these same individuals for a total of $10,000. These warrants allow each of the individuals to purchase up to 100,000 shares of the Company's common stock at $1.80 per share and expire, if not exercised, on June 30, 2008.

In November 2006, the Company issued 281,250 warrants in conjunction with the sale of its common stock. These warrants are convertible into common stock at $1.50 per share and expire, if not exercised, three years from issuance.

On December 28, 2006, the Company issued warrants to purchase 949,907 shares of common stock at $1.69 per share in conjunction with the sale of its convertible debentures. On February 12, 2007, the Company issued warrants to purchase 401,040 shares of common stock at $1.69 per share in conjunction with the sale of its convertible debentures. The warrants are immediately exercisable and expire five years from the issue date.

The warrants issued in December 2006 and February 2007 have registration rights for the underlying shares. EITF 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.  The warrant agreements related to these warrants gives the holder of the warrants the right to a net cash settlement anytime after one year from issuance of the warrants if there is no effective registration statement covering the resale of the shares underlying such warrants.  Pursuant to EITF 00-19, the fair value of the warrants at the issue date was recorded as a warrant liability.

The fair value of warrants was estimated at the issue date and revalued at March 31, 2007, using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.72% to 4.84% at the issuance dates and 4.58% on March 31, 2007, no dividend yield, volatility factors of 39.53% to 40.83% at the issuance dates and 39.61% to 39.86% at March 31, 2007, contractual terms of 5 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 2.37 years to 2.44 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The change in fair value of the warrants for the three months ended March 31, 2007 of $3,971,148 was reported as a non-operating expense in the financial statements.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc. to provide the Company's prospective customers with a leasing alternative for the Company's videoconferencing systems. The warrant has a three year term, and has been accounted for as an equity issuance in the financial statements.

The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.58%, volatility factor of 43.35%, contractual term of 3 years and expected term based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 1.5 years. The fair value of the warrant of $596,275 was expensed as financing program costs.

The following table summarizes the activity for warrants issued during the three month period ended March 31, 2007.

	Number of Shares Subject to Warrants	Weighted Average Exercise Price

Balance - December 31, 2006	1,531,157	$ 1.64
Granted	651,040	1.81
Exercised	(72,917)	1.50
Forfeited	-	-
Expired	-	-
Balance - March 31, 2007	2,109,280	$ 1.70

The following table summarizes information about warrants outstanding as of March 31, 2007.

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)

$ 1.25	100,000	1.00
$ 1.50	208,333	2.67
$ 1.80	200,000	1.25
$ 1.69	1,350,947	4.79
$ 2.00	250,000	2.93
	2,109,280

8.

Stock Based Compensation

On August 15, 2005, in connection with the exchange agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the exchange agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled and new options with similar terms were granted under the 2005 Plan.

The compensation cost that has been charged against income for the 2005 Plan was $38,985 and $34,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $-0- for 2006 and 2005 due to a valuation allowance to reduce deferred tax assets.

The 2005 Plan permits the grant of share options and shares to the Company's employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because the Black Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2007	December 31, 2006

Expected volatility	60.7%	0.1%
Weighted-average volatility	60.7%	0.0%
Expected dividends	0.0%	0.0%
Expected term in years	6.08	5 to 8
Risk-free rate	4.7%	4% to 7%

A summary of option activity under the 2005 Plan as of March 31, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Options	Price	Term (Years)	Value

Outstanding at January 1, 2006	3,651,512	$0.29	7.2	$-
Granted	10,000	$1.50
Exercised	-	$-
Forfeited or expired	(310,000)	$0.24
Outstanding at December 31, 2006	3,351,512		6.9	$-
Granted	585,500	$3.50
Exercised	-	$-
Forfeited or expired	(30,956)	$0.20
Outstanding at March 31, 2007	3,906,056	$0.78	7.1	$16,692,222

Exercisable at March 31, 2007	3,070,556	$1.00	7.1	$14,572,197

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $2.17 and $-0- per share, respectively. No options were exercised during either of the three months ended March 31, 2007 and 2006.

A summary of the status of the Company's nonvested options as of March 31, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	1,232,987	$0.44
Granted	10,000	$-
Vested	(778,193)	$0.60
Forfeited	(179,794)	$-
Nonvested at December 31, 2006	285,000	$0.20
Granted	585,500	$2.17
Vested	(35,000)	$0.20
Forfeited	-	$-
Nonvested at March 31, 2007	835,500	$1.53

As of March 31, 2007, there was $1,289,263 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 3.83 years. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $6,750 and $34,000, respectively.

9.

Lease Commitment

The Company leases its office space under a long-term operating lease agreement. Rent expense for the three months ended March 31, 2007 and 2006 was $19,161 and $21,735, respectively.

The following is a schedule of future noncancellable minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year at March 31, 2007:

April 2007 to March 2008	$ 85,616
April 2008 to August 2008	36,510
$ 122,126

10.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock of which no preferred shares have been issued as of March 31, 2007. The preferences, if any, to be given to preferred shares shall be determined at the time of issuance.

11.

Income Taxes

The Company has had no taxable income under federal or state tax laws. As of December 31, 2006, the Company had loss carryforwards totaling $7.4 million that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2026. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, no tax benefits are recognized in the accompanying statement of operations.

12.

Going Concern and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $5,471,902 during the three months ended March 31, 2007, and $3,119,056 during the year ended December 31, 2006, and has accumulated losses of $15.5 million since opening for business. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13.

Related Party Transactions

In March 2007, the Company entered into an agreement with Aequitas Capital Management, Inc., in order to provide the Company's prospective customers with a leasing alternative for the Company's videoconferencing systems.  In connection with this agreement, the Company issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share.  As a result of such issuance, Aequitas Capital beneficially owns, together with its affiliates, more than 5% of the Company's outstanding common stock.  The fair value of the warrant of $596,275 was expensed as financing program costs (See Note 7.)

Under the terms of the agreement with Aequitas Capital, qualifying customers will be able to lease one of the Company's systems through private label leasing provided by Aequitas Capital.  Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, the Company will sell the videoconferencing system to Aequitas Capital who in turn will lease it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer.  The Company agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with the leasing arrangement.

Also in March 2007, the Company sold seven of its Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $248,500.

14.

Subsequent Events

Effective April 1, 2007, the Company acquired from Robert Leggio and Elbert E. Layne, Jr. (together, the "Sellers") all of the stock of two corporations which own all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS"), pursuant to the terms of a Stock Purchase Agreement entered into on March 30, 2007 (the "Acquisition Agreement"). The purchase price paid by the Company to the Sellers was $1,253,000.  The Company paid the purchase price through the issuance of 248,119 shares of the Company's common stock.  The number of shares issued to the Sellers was calculated by dividing the $1,253,000 purchase price by $5.05, which was the closing sales price per share of the Company's common stock on March 30, 2007 as quoted on the OTC Bulletin Board.

Prior to the transactions described in the Acquisition Agreement, and the employment and option agreements referenced below, neither the Company nor any of its affiliates, or any officer or director of the Company or any associate of such officer or director, had a material relationship with the Sellers.  The Company does have a channel partner agreement with AVS pursuant to which AVS is a distributor of the Company's products in New York, New Jersey and nearby regions of the United States.

In connection with the Acquisition Agreement, effective April 1, 2007, the Company entered into an employment agreement with each of Mr. Leggio and Mr. Layne for a term commencing on April 1, 2007, and ending on September 30, 2008, subject to certain early termination provisions.  Under the terms of the employment agreements, Mr. Leggio will serve as the Company's Vice President of Sales, and Mr. Layne will serve as the Company's Vice President of Integration Services. Each employment agreement provides for an annual base salary of $175,000, and eligibility for an annual bonus up to $25,000.  In connection with the employment agreements, effective April 1, 2007, the Company issued each of Mr. Leggio and Mr. Layne options to purchase 200,000 shares of the Company's common stock at the exercise price of $5.05 per share.  The option grants provide that, subject to continued employment with the Company, 50,000 of the options will vest on April 1, 2008, and the remaining 150,000 options will vest monthly over a three year period thereafter. The options are to vest earlier in the event of a change of control of the Company, or the termination of the employment agreements without cause prior to September 30, 2008.  The options were granted pursuant to the Company's 2005 Equity Incentive Plan and related stock option grant notice and agreement.

The Company recorded net sales to AVS of $28,500 and $-0- during the three months ended March 31, 2007 and 2006, respectively. The Company's accounts receivable at March 31, 2007 and December 31, 2006 include amounts receivable from AVS of $223,367 and $198,705, respectively.

15.

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

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN48 on its consolidated financial statements but does not expect the impact to be material.

In September 2006, the FASB issued No. 157, "Fair Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expends disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "Item 1. Financial Statements," above.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Overview

Telanetix, Inc., a Delaware corporation (the "Company," "our," "we," or "us"), is engaged in the business of developing and selling high definition videoconferencing solutions.  We were a development stage company through 2005.  We began selling our first videoconference products in 2005.  During 2005, we established channel partner relationships with three of the largest audio visual integrators in the United States.  After establishing our channel partner relationships, we devoted a substantial portion of our business efforts to establishing customer sales through those channels.  At the beginning of 2006 our primary business objectives were to develop channel partner relationships with audio video resellers and systems integrators and to secure working capital to fund operations.  During the third quarter of 2006, we also began selling our videoconferencing systems directly to end-users, and we secured our first significant customer accounts.

From November 2006 to February 2007, we raised net proceeds of $6.47 million from the private placement of securities. We raised such amount in three significant financing transactions.  In November 2006, we sold in private placements to three accredited investors an aggregate of 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase 281,250 shares of our common stock at $1.50 per share.  We refer to this as our November 2006 Private Placements.  In December 2006, we issued in a private placement with four institutional investors an aggregate of $3.66 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock.  We refer to this as our December 2006 Private Placement.  In February 2007, we issued in a private placement with the same four institutional investors from our December 2006 private placement an aggregate of $1.544 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of our common stock.  We refer to this as our February 2007 Private Placement, and together with our December 2006 Private Placement as our December/February Private Placements.  As further discussed under "Liquidity and Capital Resources," below, we believe our cash balance at March 31, 2007 is sufficient to fund our operations through at least March 31, 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

On March 30, 2007, we entered into a stock purchase agreement with Robert Leggio and Elbert E. Layne, Jr., pursuant to which, effective April 1, 2007, we acquired all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS") from Messrs. Leggio and Layne.  AVS provides integration, consultation and implementation services for customers desiring audio-visual and videoconferencing systems and products.  AVS was one of our channel partners who distributed our videoconferencing systems and related services in New York, New Jersey and nearby regions of the United States.  The operations of AVS as our wholly-owned subsidiary will remain the same as it did before the acquisition except that we will no longer have a channel partner relationship with AVS, though it will continue to distribute and integrate our videoconferencing systems.  The consideration paid to Messrs. Leggio and Layne under the stock purchase agreement was $1,253,000, which we paid with 248,119 shares of our common stock based on the $5.05 closing sales price per share of our common stock on March 30, 2007.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures.  We have identified the following accounting policies that we believe require application of management's most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing.  If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition.  Revenue is recognized on the accrual basis of accounting when earned. We generate revenue from selling our videoconferencing systems and servicing the systems. Revenue is recognized only after the systems have been shipped to the customer's location and collection of the sale is reasonably assured.

The Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

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

Results of Operations

Fluctuations in Operating Results

We are in the early stages of our operations, and our results of operations are likely to fluctuate from period to period.  We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and volume of sales of our videoconferencing systems.  Because of the current size of our operations, the award or loss of a large order can have a significant impact on our financial results.  Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Quarter ended March 31, 2007 Compared with Quarter ended March 31, 2006

Net Sales

Our net sales for the quarter ended March 31, 2007 were $462,268 compared to $27,500 for the quarter ended March 31, 2006.  Of our net sales in 2007, $419,518 reflects revenue from sales of our videoconferencing systems, and $42,750 reflects revenue from sales of our services, consisting of monthly billings to our channel partners and customers for network service access.  We had no product sales in the first quarter of 2006.  All $27,500 of our revenue during such time period was derived from sales of our services. A substantial portion of our product sales for the quarter ended March 31, 2007 was attributable to a $248,500 sale to Aequitas Capital Management, Inc.  Aequitas Capital and its affiliates are stockholders of the Company and own in excess of 5% of our outstanding common stock.  The remaining increase in revenues for the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006 is primarily attributable to our sales and marketing efforts later in 2006 and early in 2007, which generated positive results as our videoconferencing systems gained market acceptance.

Effective April 1, 2007, we acquired AVS as our wholly-owned subsidiary.  AVS provides integration, consultation and implementation services for customers desiring audio-visual and videoconferencing systems and products.  AVS was one of our channel partners who distributed our videoconferencing systems and related services in New York, New Jersey and nearby regions of the United States.  The operations of AVS as our wholly-owned subsidiary will remain the same as it did before the acquisition except that we will no longer have a channel partner relationship with AVS, though it will continue to distribute and integrate our videoconferencing systems.  See "—Overview," above.  Based on historical financial performance, including through the quarter ended March 31, 2007, we anticipate that this acquisition will add $5 million to our 2007 annual revenue and contribute positively to our operating income, though we can give no assurances in this regard.

We are devoting a significant portion of our management resources and efforts to the development of our channel partner network and to the direct sales of our videoconferencing products and services.  While we anticipate that sales volume will increase as a result of these efforts, we are selling our products and services through a developing network of sales channels, and our products are relatively new.  Furthermore, selling our products and services often require several customer meetings and demonstrations.  Consequently, sales cycles, closure rates, and the timing and amount of future revenues are necessarily difficult to predict.  Because of our limited size and resources, our revenues for the foreseeable future will be impacted significantly by our success or failure in securing significant sales transactions with a limited target customer base.  We anticipate revenues will be inconsistent through at least March 2008, if not longer.

Cost of Sales

Cost of sales for the quarter ended March 31, 2007 were $141,705, or 30.7% of net sales, compared to $19,942, or 72.5% of net sales, for the quarter ended March 31, 2006.  Cost of sales for products, which was $102,051 for the quarter ended March 31, 2007, consists primarily of cost of computers, monitors and other equipment purchased from third parties.  Equipment costs are variable based on the prevailing market rates for these items.  We had zero cost of sales for products for the quarter ended March 31, 2006.  Cost of sales for services was $39,654 for the quarter ended March 31, 2007 as compared to $19,942 for the quarter ended March 31, 2006, and consists primarily of charges from third party network providers.

Gross Profit

Gross profit for the quarter ended March 31, 2007 was $320,563, or 69.3% of net sales, compared to $7,558, or 27.5% of net sales for the quarter ended March 31, 2006. Gross profit margin for 2007 was higher than for 2006 due to the higher margins we receive on product revenues than we receive on service revenues. Based on historical financial performance, we currently expect the gross margin percentage on AVS revenues in future quarters to range from 25% to 30%.  Gross profit margin will be affected in any period by several factors, including the ratio of product sales to service sales, the mix of products sold (including the amount and nature of components and peripherals sold), our pricing for our products and services, and our ability to acquire computers and components from third parties on favorable terms.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2007 were $1.5 million as compared to $529,622 for the quarter ended March 31, 2006.  The net increase in the current period of $928,067 (175.2%) over the prior period consists of the following items. We recorded $596,275 of expense in the quarter ended March 31, 2007 related to the issuance of a warrant to purchase 250,000 shares of our common stock that we issued to Aequitas Capital Management, Inc., in connection with our lease financing program.  We did not have a comparable transaction in the quarter ended March 31, 2006.  Our salaries and related expenses increased from $268,730 to $328,988, or $60,258 (22.4%), primarily due to the addition of two new sales employees during the first quarter in 2007. Our consulting and subcontract expenses increased from $85,141 to $173,388, or $88,247 (103.6%), primarily due our increased use of technical consultants as we expanded our market presence and improved our products and services. Our professional fees increased from $31,792 to $148,328, or $116,536 (366.6%), primarily as a result of our financing transactions and registration statement filings that were made during the quarter ended March 31, 2007.  Subsequent to the quarter ended March 31, 2007, we acquired AVS, including 16 additional employees.  The addition of AVS will result in an increase in operating expenses commensurate with the increase in gross profit.

Interest Expense

The debentures we issued in our December/February Private Placements have a face value aggregating $5.2 million.  The interest rate on such debentures is 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants also granted in our December/February Private Placements .  We also recorded deferred financing costs related to our December/February Private Placements.  We are amortizing the discounts and the deferred financing costs to interest expense on a straight line basis through December 31, 2008.

Interest expense for the quarter ended March 31, 2007 was $371,168 as compared to $19,233 for the quarter ended March 31, 2006, an increase of $351,935 (1829.8%).  Interest expense in the current quarter consists primarily of the following: $66,694 of interest on the debentures we issued in our December/February Private Placements that was paid or is payable in cash; $263,676 in amortization of discounts related to such debentures; $31,421 in amortization of deferred financing costs relating to our December/February Private Placements; and $4,332 of interest on the note payable to shareholder that was paid in cash.  The $1.3 million note payable to shareholder was paid off in February 2007 with the proceeds from our February 2007 Private Placement.  Interest expense for the quarter ended March 31, 2006 consisted of interest on that note payable to shareholder.

The $5.2 million worth of debentures we issued in our December/February Private Placements accrue interest at the rate of 6% per annum.  Assuming these debentures are not prepaid before maturity and interest payments are made in cash, during 2007 we anticipate paying $267,000 in interest expense on these debentures. We have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a currently effective registration statement covering the shares of common stock issued in lieu of making such interest payment.  We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.  See "Liquidity and Capital Resources," below.

Change in Fair Value of Warrant Liabilities

The warrants we issued in our December/February Private Placements have registration rights for the underlying shares.  Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity.  The warrant agreements related to these warrants gives the holder of the warrants the right to a net cash settlement anytime after one year from issuance of the warrants if there is no effective registration statement covering the resale of the shares underlying such warrants.  Pursuant to EITF 00-19, the fair value of the warrants at the issue date was recorded as a warrant liability.

The fair value of warrants was estimated at the issue date and revalued at March 31, 2007, using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.72% to 4.84% at the issuance dates and 4.58% on March 31, 2007, no dividend yield, volatility factors of 39.53% to 40.83% at the issuance dates and 39.61% to 39.86% at March 31, 2007, contractual terms of 5 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 2.37 years to 2.44 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants.

The change in fair value of the warrants for the three months ended March 31, 2007 of $3,971,148 was reported as a non-operating expense in our financial statements. There was no such transaction during the three months ended March 31, 2006.

Net Loss

Net loss for the quarter ended March 31, 2007 was $5.47 million as compared to a net loss of $544,797 for the quarter ended March 31, 2006, an increase of $4.93 million or 904.4%. The increase was primarily due to the $3.97 million non-operating expense for the change in fair value of the warrants issued with the debentures in our December/February Private Placements. Operating expenses increased $928,067 (175.2%) as described above. Any decrease in operating losses and net losses in the next 12 months will depend upon our ability to continue to increase net sales and correspondingly gross profit.

Liquidity and Capital Resources

Our cash balance as of March 31, 2007 was $2.67 million and we had a working capital deficit of $4.28 million, which includes a warrant liability of $5.07 million. Our cash balance as of December 31, 2006 was $3.20 million and we had working capital of $119,648.

Cash used in operations during the quarter ended March 31, 2007 was $603,408. This was primarily the result of a net loss of $5.47 million offset by non-cash charges for the change in fair value of the warrants of $3.97 million; finance program expense of $596,275 related to the warrant granted in connection with the lease financing program agreement we entered into with Aequitas Capital Management, Inc., in March 2007; amortization of note discounts and deferred financing charges of $295,906; and amortization of stock based compensation of $38,985.  Our net decrease in assets and liabilities of $51,027 also contributed to the cash used in operations. Our revenue and gross profit for the previous three consecutive quarters have been higher than any previous quarters, and we continue to move closer to covering our cash operating expenses with our gross profit.  However, we anticipate that our operations will continue to use cash through at least December 31, 2007, if not longer.

Net cash provided by financing activities was $78,431 during the quarter ended March 31, 2007.  During this period, in our February 2007 Private Placement we sold an aggregate of $1.544 million of principal amount of debentures at an original issue discount of 12.5% and 401,040 warrants for net proceeds of $1.3 million, which we used to pay off a note payable to shareholder of $1.3 million. We also received proceeds of $109,376 from the exercise of a warrant to purchase 72,917 shares of common stock at $1.50 per share that was issued in our November 2006 Private Placements.

Interest payments on the debentures we issued in our December/February Private Placements began April 1, 2007, and accrued interest is thereafter generally payable along with monthly principal payments.  Monthly principal payments in the aggregate of $288,954 begin in July 2007.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $1.54, subject to adjustment including full-ratchet and anti-dilution protection.  This could result in substantial dilution to our existing stockholders.

The closing market price of our common stock was $6.80 on May 4, 2007.  Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds 200% of the effective conversion price for 20 trading days out of a consecutive 30 trading day period. The current conversion price is $1.54, and therefore 200% of the conversion price is $3.08.  Since February 16, 2007, the closing market price of our common stock has exceeded $3.08.  Accordingly, assuming we meet the relevant equity conditions, the most significant of which is having a registration statement covering the resale of the shares of common stock issued upon conversion declared effective and subject to the 4.99% cap on the beneficial ownership, we intend to force the holders of the debentures to convert the maximum amount of principal and accrued interest into shares of our common stock at a conversion price of $1.54.

If the price of our common stock falls below $3.08 per share but remains substantially above $1.54 per share, we anticipate that the holders of the debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash.  If the price of our common stock were to fall to a level below $1.54, the current conversion price, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.  We have initially budgeted $1 million of the proceeds from our December/February Private Placements to make initial payments under the debentures.  In addition, we expect income from operations to increase in connection with our future operations due in part to our acquisition of AVS.  We will also evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.  If we are unable to pay the principal and interest in cash, we will make the payments in our common stock pursuant to the terms of the agreements including a conversion price based on the lower of $1.54 or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

We believe our cash balance is sufficient to fund our operations through at least March 31, 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Recent Financings

The table below provides the following information relative to our November 2006 Private Placement and our December/February Private Placements: (i) the gross proceeds to us from each of the private placements, (ii) each payment we made or may be required to make to the investors, any affiliate of the investors or any person with whom the investors have a contractual relationship regarding the private placements (other than principal and interest payments we will be required to make under the terms of the debentures issued in our December/February Private Placements, which are discussed below), and (iii) the net proceeds to us from each of the private placements.

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

December 2006 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our December 2006 Private Placement and (ii) amount of payments that we may be required to make under the terms of the debentures issued in our December 2006 Private Placement assuming all such payments are made in cash when due.

		Principal Payments			Interest Payments
Investor Name			Due in			Due in
	Gross Proceeds	Monthly (1)	2007 (2)	Total (3)	Monthly (4)	2007 (2)	Total (3)

Enable Growth Partners LP	$1,700,000	$107,937	$647,622	$1,942,857	$6,754	$99,733	$141,829
Enable Opportunity Partners LP	200,000	12,698	76,188	228,571	795	11,733	16,686
Pierce Diversified Strategy Master Fund LLC, ena	100,000	6,349	38,094	114,286	397	5,867	8,342
Crescent International Ltd.	1,200,000	76,191	457,146	1,371,429	4,767	70,400	100,114

	$3,200,000	$203,175	$1,219,050	$3,657,143	$12,713	$187,733	$266,971

(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment was due and paid on April 1, 2007 (aggregate payment of $56,686); the second interest payment is due July 1, 2007 (aggregate amount of $54,857); thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

The closing market price of our common stock per share was $1.48 on December 28, 2006, the date we entered into the securities purchase agreement pursuant to which we sold the debentures and warrants in our December 2006 Private Placement.  The initial conversion price for these debentures is $1.54 per share and the exercise price of these warrants is $1.69 per share.  As of December 28, 2006, there was no discount to the closing market price for the conversion of the debentures or the exercise of the warrants.

Assuming that we pay all principal and interest payments due under these debentures in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $3,924,114 over their respective terms.  We received net proceeds of $3,090,000 from our December 2006 Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 127%.

February 2007 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our February 2007 Private Placement and (ii) amount of payments that we may be required to make under the terms of the debentures issued in our February 2007 Private Placement assuming all such payments are made in cash when due.

		Principal Payments			Interest Payments
Investor Name			Due in			Due in
	Gross Proceeds	Monthly (1)	2007 (2)	Total (3)	Monthly (4)	2007 (2)	Total (3)

Enable Growth Partners LP	$717,500	$45,556	$273,336	$820,000	$2,545	$35,670	$53,437
Enable Opportunity Partners LP	84,875	5,389	32,334	97,000	301	4,220	6,321
Pierce Diversified Strategy Master Fund LLC, ena	42,000	2,667	16,002	48,000	149	2,088	3,128
Crescent International Ltd.	506,625	32,167	193,002	579,000	1,797	25,187	37,732

	$1,351,000	$85,779	$514,674	$1,544,000	$4,792	$67,165	$100,618
(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment was due and paid on April 1, 2007 (aggregate payment of $11,837); the second interest payment is due July 1, 2007 (aggregate amount of $23,160); thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

The closing market price of our common stock per share was $2.49 on February 12, 2007, the date we entered into the securities purchase agreement pursuant to which we sold the debentures and warrants in our February 2007 Private Placement.  The initial conversion price for these debentures is $1.54 per share and the exercise price of these warrants is $1.69 per share.  The table below provides information about the possible discount to the closing market price as of the date of sale of these debentures and warrants.  The possible discount was calculated by subtracting the total conversion price on the date of sale (February 12, 2007) from the combined market price of the total number of shares underlying the debentures (assuming all interest payments are made in stock) and warrants on that date.  The conversion price of the debentures adjusts in relation to our stock price at the time of conversion only if the conversion is in response to our election to pay any amount due under the debentures in stock.  In this case the conversion price will be the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The conversion price of the debentures does not adjust in relation to our stock price if the holders voluntarily elect to convert the debentures.  The exercise price of the warrants remains the same regardless of our stock price at the time of exercise.

For purposes of this disclosure, we calculated the possible discount under two scenarios with respect to the debentures and assumed that the debentures are being converted in response to our election to pay the amount due in stock.  Under the first scenario we assume that the conversion price at the time of conversion remains at the initial conversion price of $1.54, which it currently is.  Under the second scenario we assume that the conversion price is adjusted to reflect an average VWAP for our common stock of $0.80 for the 10 consecutive trading days immediately before the applicable payment date (in which case the conversion price would be $0.68 (85% of $0.80)).  We chose $0.80 because it is the lowest trading price of our common stock since its first trading date in April 2006.  In each case, we assume that all principal and interest as to the debentures will be converted into shares of our common stock and the debentures will be outstanding for their entire term.

	Discount to Closing Market Price
Investor Name	Scenario No. 1	Scenario No. 2

Enable Growth Partners LP	$ 709,198	$ 2,495,273
Enable Opportunity Partners LP	83,894	295,173
Pierce Diversified Strategy Master Fund LLC, ena	41,514	146,064
Crescent International Ltd.	500,763	1,761,904

	$ 1,335,369	$ 4,698,414

Assuming that we pay all principal and interest payments due under these debentures in cash on their respective due dates, the total principal and interest payments aggregate to $1,644,618 over their respective terms.  The possible discount to the market price for such debentures and related warrants aggregates to $1,335,369 assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is.  We received net proceeds of $1,312,225 from our February 2007 Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 227%.

December/February Private Placements in the Aggregate

The following table sets forth the (i)gross proceeds we received from each investor in our December/February Private Placements and (ii)amount of payments that we may be required to make under the terms of the debentures issued in our December/February Private Placements assuming all such payments are made in cash when due.

		Principal Payments			Interest Payments
Investor Name	Gross		Due in			Due in
	Proceeds	Monthly (1)	2007 (2)	Total (3)	Monthly (4)	2007 (2)	Total (3)

Enable Growth Partners LP	$2,417,500	$153,493	$920,958	$2,762,857	$9,299	$135,403	$195,266
Enable Opportunity Partners LP	284,875	18,087	108,522	325,571	1,096	15,953	23,007
Pierce Diversified Strategy Master Fund LLC, ena	142,000	9,016	54,096	162,286	546	7,955	11,470
Crescent International Ltd.	1,706,625	108,358	650,148	1,950,429	6,564	95,587	137,846

	$4,551,000	$288,954	$1,733,724	$5,201,143	$17,505	$254,898	$367,589

(1) Monthly principal payments begin July 1, 2007 and end December 31, 2008, for a total of 18 monthly payments.
(2) Reflects the total amount of principal or interest payments, as the case may be, due in 2007.
(3) Reflects the total amount of principal or interest payments, as the case may be, due over the term of the debenture.

(4) The first interest payment was due and paid on April 1, 2007 (aggregate payment of $68,523); the second interest payment is due July 1, 2007 (aggregate amount of $78,017); thereafter, we will make monthly interest payments. These figures represent the amount of monthly interest we would pay if we paid interest monthly beginning April 1, 2007.

Assuming that we pay all principal and interest payments due under the debentures that we sold in our December/February Private Placements in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $5,568,732 over their respective terms. The possible net discount to the market price for such debentures and related warrants aggregates to $983,001 assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is.  We received net proceeds of $4,402,225 from our December/February Private Placements.  The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 149%.

Other Matters Relating to Future Amortizable Charges

As of March 31, 2007, we have $2.33 million of debt discount and $257,182 of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the straight-line method over the life of the related debt.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2006, nor do we have any as of March 31, 2007.

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

We have a limited operating history from which to evaluate our business and prospects.  We incurred a net loss of $5.47 million for the three months ended March 31, 2007 and $3.12 million for the year ended December 31, 2006.  We have an accumulated deficit of $15.49 million and a stockholders' deficit of $5.82 million at March 31, 2007.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  We have yet to establish significant customer demand for our product and may not for a significant period of time, if ever, which may result in our inability to continue operations.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

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

In our November 2006 Private Placements, in the aggregate, we issued 566,667 shares of our common stock and warrants to purchase 281,250 shares of our common stock.  In our December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of original issue discount 6% convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  Under the terms of such private placements, we are required to register for resale by the investors the shares of common stock acquirable upon the conversion of the debentures and the exercise of the warrants.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have increased the amount of our indebtedness and undertaken certain restrictions as a result of our recent private placement of convertible debentures.

We have incurred an additional $5.2 million in principal amount of indebtedness as a result of the issuance of the debentures in our December/February Private Placements.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

•

we must file a registration statement with the SEC registering the shares of common stock issuable upon the conversion of the debentures and the exercise of the related warrants on a timely basis, and it must be declared effective within a certain period of time, or else we are required to pay to each investor partial liquidated damages (see "Our failure to secure registration of the common stock could result in substantial liquidated damages," below); and

• we may not, directly or indirectly, redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition.

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

While we received net proceeds of $4.4 million in our December/February Private Placements, we owe the investors $5.2 million.

Because the debentures we issued in our December/February Private Placements were issued at a discount, in the aggregate, we received net proceeds of $4.4 million but we issued $5.2 million worth of debentures.  In other words, we received 12.5% less money than we owe.  In addition, the debentures accrue interest at the rate of 6% per annum on the full amount of $5.2 million.  Assuming the debentures and accrued interest are not repaid with or converted into common stock, we will have to pay the investors the full $5.2 million, plus interest, in accordance with the payment terms of the debentures.

Certain covenants we agreed to in connection with the debentures may impair our ability to issue additional debt or equity.

The debentures we issued in our December/February Private Placements impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  Also impairing our ability to issue additional debt or equity, if necessary, is the right of the investors in our December/February Private Placements to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement we must file related to our February 2007 Private Placement.

If we pay interest or principal on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  To the extent that we pay principal or interest in common stock during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward.  Since principal payment obligations under the debentures are monthly beginning in July 2007, downward pressure on the price from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").  Further, to the extent that conversion of the debenture requires us to issue more shares of common stock, we are obligated to register the additional shares of stock pursuant to a new registration statement.

Our failure to secure registration of the common stock could result in substantial liquidated damages.

Under the terms of the registration rights agreements we entered into with the investors in connection with our December/February Private Placements, we agreed to file two separate registration statements covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures and the exercise of the warrants, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended, or the Securities Act.  If we fail to file a registration statement on a timely basis, or if it is not declared effective by the SEC within a specified time frame, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to the investors partial liquidated damages.

We previously had to pay partial liquidated damages, which was paid with shares of our common stock, in connection with a sale of shares of our common stock in our November 29, 2006 private placement where we agreed to file a registration statement covering those shares no later than 30 days after the closing date and to cause such registration statement to be declared effective by the SEC within 120 days of filing.  Because we failed to timely file that registration statement, we were obligated to pay as partial liquidated damages an amount equal to one-half percent (.5%) of the portion of the purchase price paid by such holder attributed to any common stock then held by such holder.  If we continue to fail to secure such registration, we are obligated to pay as partial liquidated damages an amount equal to one-half percent (.5%) of the portion of the purchase price paid by such holder attributed to any common stock then held by such holder for each subsequent 30 day period.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued in connection with our December/February Private Placements require monthly principal payments equal to 1/18th of the principal amount due under each debenture beginning July 1, 2007 and continue through December 31, 2008, on which date they are due and payable in full.  The debentures accrue interest at the rate of 6% per annum, which is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

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

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of May 8, 2007, 15,882,370 shares of our common stock were issued and outstanding. 11,394,688 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

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

In addition to the 11,394,688 shares of "restricted securities" that were issued and outstanding as of April 30, 2007, an aggregate of 4,936,647 shares of common stock which will be issuable upon the conversion and exercise of outstanding debentures and warrants will be registered for resale in registration statements.  The additional overhang represented by these registered and to-be registered securities could also have a depressive effect on the public trading price of our common stock.

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

Although we recently acquired sales and integration expertise with our acquisition of AVS, we will continue to depend on two channel partners to sell our videoconferencing system to customers in certain geographic regions of the country.  We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our videoconferencing system.  We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product.  Even if we are successful in these tasks, we cannot control the efforts and resources our channel partners devote to marketing our videoconferencing system, which may not be sufficient to successfully market and sell our videoconferencing system.  In addition, although each channel partner has purchased a videoconferencing system from us, our channel partners carry videoconferencing products of our competitors from whom they derive significant revenues and our channel partners will be selling our competitor's products as well as our products.  These sales may be to customers who would have otherwise purchased our videoconferencing system and, as such, may reduce our sales and profits.

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

We may experience delays in the introduction of new products and enhancements.  Delays in product or enhancement release dates, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period.  In addition, we may terminate new product or enhancement development efforts prior to any introduction of a new product or enhancement.  Any delays for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased product sales and could seriously harm our results of operations.

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

The videoconferencing industry is susceptible to litigation over patent and other intellectual property rights.  Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain.  We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued.

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

We recently acquired AVS with their attendant operations, systems and employees.  To implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities.  To manage our growth, we must integrate and augment our operational and financial systems, hire and train additional qualified personnel, and expand our marketing and distribution capabilities.  We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations.  If we cannot manage our growth effectively, our business will suffer.

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

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our convertible debentures or the exercise price of warrants sold in our December/February Private Placements, it will result in additional dilution.

In our December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of original issue discount 6% convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  Both the debentures and the warrants contain provisions that will require us to reduce the conversion price of the debentures (currently $1.54 per share) and the exercise price of the warrants (currently $1.69 per share) if we issue additional securities while the debentures and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of the debentures or the exercise price of the warrants issued in our December/February Private Placements.  If this were to occur, current investors, other than the investors in our December/February Private Placements, would sustain material dilution in their ownership interest.

If the holders of our outstanding convertible debentures, warrants and options convert and exercise their securities into common stock, we will issue up to 10,023,659 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of May 8, 2007, we had 15,882,370 shares of common stock outstanding.  We also have convertible debentures which convert into 3,377,367 shares of common stock (assuming conversion at the current conversion price of $1.54, which it is now; and assuming payment of all accrued interest in cash), warrants which are exercisable for 2,109,280 shares of common stock and stock options exercisable for 4,537,012 shares of common stock.  Additionally, we may elect to pay principal or interest on our convertible debentures in shares of common stock, or holders thereof may elect to convert all or any portion of such convertible debentures into shares of common stock.  As discussed in the risk factor above, the conversion price and exercise price, respectively, of convertible debentures and related warrants we issued in our December/February Private Placements is subject to adjustment.  If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable.  If the holders of our convertible debentures, warrants, and stock options convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

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

We have paid no cash dividends on any of our classes of capital stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of the debentures we issued in our December/February Private Placements.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our directors, executive officers and 5% stockholders beneficially own approximately 33.38% of our outstanding common stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

Our directors, executive officers, and current holders of 5% or more of our outstanding common stock, beneficially own, in the aggregate, approximately 33.38% of our outstanding common stock.  As a result, a small number of shareholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions.  This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these shareholders.

The debentures and warrants we issued in our December/February Private Placements contain conversion or exercise caps that limit the number of shares acquirable upon conversion or exercise to 4.99% of the total number of shares of our common stock then outstanding.  In light of these conversion and exercise caps, none of the holders of these debentures and warrants are included as current holders of 5% or more of our outstanding common stock.

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

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, the design and operation of our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer have determined that as of March 31, 2007, our disclosure controls were effective at that "reasonable assurance" level.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II--OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time and in the course of our business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2007, we entered into an agreement with Aequitas Capital Management, Inc., in order to provide prospective customers with a leasing alternative for our videoconferencing systems.  In connection with this agreement, we issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. The warrant has a three-year term and expires in March 2010.  As a result of such issuance, Aequitas Capital beneficially owns, together with its affiliates, more than 5% of our outstanding common stock.

The transaction described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with this offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description
4.1	Form of original issue discount 6% senior convertible debenture issued in connection with the February 12, 2007 financing (1)
4.2	Form of common stock purchase warrant issued in connection with the February 12, 2007 financing (1)
4.3	Form of common stock purchase warrant issued to Aequitas Capital Management, Inc. (2)
10.1	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (1)
10.2	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (1)
10.3	Waiver and Amendment Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchaser identified therein dated as of February 12, 2007 (1)
10.4	Letter Agreement between Telanetix, Inc., a Delaware corporation, and Aequitas Capital Management dated March 6, 2007 (2)
10.5	Stock Purchase Agreement between Telanetix, Inc., a Delaware corporation, and the sellers identified therein dated as of March 30, 2007 (3)
10.6	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Robert Leggio dated April 1, 2007 (3)
10.7	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Elbert E. Layne, Jr. dated April 1, 2007 (3)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated herein by reference to the registrant's Form 8-K filed on February 14, 2007
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 29, 2007
(3)	Incorporated herein by reference to the registrant's Form 8-K filed on April 4, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.
Dated: May 14, 2007
	By:	/s/ Richard M. Ono
Mr. Richard M. Ono
Chief Financial Officer
(Principal Financial Officer)