Form 10QSB
period 2007-06-30
Telanetix,Inc
filed 2007-08-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

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

As of August 9, 2007, there were 19,094,758 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of common equity currently outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐    NO ☑

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts contained or incorporated by reference in this report, including without limitation, statements under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," below, regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets
Cash	$2,023,569	$3,198,200
Accounts receivable, net of allowance for doubtful accounts of
$68,170 and $-0- at June 30, 2007 and December 31, 2006, respectively	978,422	699,985
Inventory	410,397	-
Prepaid expenses and other current assets	69,465	42,976
Total current assets	3,481,853	3,941,161
Property and equipment, net	163,764	116,919
Deposits	15,632	15,632
Deferred financing costs, net	187,193	206,658
Goodwill	904,643	-
Purchased intangibles, net	726,000	-
Total assets	$5,479,085	$4,280,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$809,030	$361,512
Accrued liabilities	401,869	404,007
Lines of credit	418,293	-
Deferred revenue	218,794	-
Deferred compensation, current portion	481,692	481,692
Notes payable, stockholder	-	1,300,000
Convertible debentures, current portion	1,583,386	731,905
Warrant liabilities	4,462,357	542,397
Total current liabilities	8,375,421	3,821,513
Non-current liabilities
Convertible debentures, less current portion	1,066,858	1,463,810
Deferred compensation	481,692	481,692
Total non-current liabilities	1,548,550	1,945,502
Total liabilities	9,923,971	5,767,015
Stockholders' Deficit
Preferred stock, no par value, Authorized:10,000,000; Issued and outstanding: none	-	-
Common stock, $.0001 par value; Authorized: 200,000,000 shares;
Issued and outstanding: 16,584,259 at June 30, 2007 and 15,557,166 at December 31, 2006	1,658	1,556
Additional paid in capital	12,212,951	8,515,232
Warrants	10,000	10,000
Accumulated deficit	(16,669,495)	(10,013,433)
Total stockholders' deficit	(4,444,886)	(1,486,645)
Total liabilities and stockholders' deficit	$5,479,085	$4,280,370

The accompanying notes are in integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Product revenues	$600,758	$-	$1,018,484	$-
Service revenues	1,444,315	48,438	1,488,857	75,938
Total revenues	2,045,073	48,438	2,507,341	75,938

Cost of revenues:
Cost of product revenues	335,156	-	437,207	-
Cost of service revenues	1,172,440	35,980	1,212,094	55,923
Total cost of revenues	1,507,596	35,980	1,649,301	55,923
Gross profit	537,477	12,458	858,040	20,015

Operating expenses:
Selling, general and administrative	1,413,802	837,468	2,690,785	1,280,615
Research and development	208,196	98,071	388,903	184,546
Amortization of purchased intangibles	4,000	-	4,000	-
Total operating expenses	1,625,998	935,539	3,083,688	1,465,161
Operating loss	(1,088,521)	(923,081)	(2,225,648)	(1,445,146)

Other income (expense)
Interest income	15,104	1,896	22,644	2,550
Interest expense	(718,101)	(20,308)	(1,089,268)	(39,541)
Change in fair market value of warrants	603,019	-	(3,368,129)	-
Gain (loss) on disposal of fixed assets	4,339	2,193	4,339	(1,960)
Total other income (expense)	(95,639)	(16,219)	(4,430,414)	(38,951)
Loss before income taxes	(1,184,160)	(939,300)	(6,656,062)	(1,484,097)
Provision for income taxes	-	-	-	-
Net loss	$(1,184,160)	$(939,300)	$(6,656,062)	$(1,484,097)

Net loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.42)	$(0.11)

Weighted average shares outstanding -
basic and diluted	16,203,012	14,433,568	15,887,917	14,113,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(6,656,062)	$(1,484,097)

Adjustments to net loss to cash
provided by operating activities:
Depreciation	32,744	57,535
(Gain) Loss on disposal of fixed assets	(4,339)	1,960
Amortization of deferred financing costs	101,410	-
Amortization of intangible assets	4,000	-
Amortization of fair value of stock options	237,419	454,083
Amortization of note discounts	831,960	-
Common stock issued for accrued interest	49,711	-
Issuance of common stock for non-registration penalty	5,043	-
Value of warrant issued for finance program agreement	596,275	-
Change in fair value of warrant liabilities	3,368,129	-
Changes in assets and liabilities
Accounts receivable	197,233	1,248
Inventory	100,251	-
Prepaid expenses and deposits	31,437	(47,077)
Accounts payable and accrued expenses	(539,915)	(82,812)
Deferred revenue	82,268	100,000
Net cash used by operating activities	(1,562,436)	(999,160)

Cash flows from investing activities:
Purchase of property and equipment	(28,714)	(54,199)
Proceeds from disposal of fixed assets	4,900	13,267
Cash acquired in purchase of AVS	64,253	-
Net cash used by investing activities	40,439	(40,932)

Cash flows from financing activities:
Proceeds from notes payable issued to shareholders	-	1,459,000
Proceeds from sale of convertible debentures	1,351,000	-
Deferred financing costs	(81,945)	-
Proceeds from exercise of warrants	379,776	-
Payment of notes payable issued to a shareholder	(1,300,000)	(31,700)
Payments on lines of credit	(1,465)	-
Net cash provided by financing activities	347,366	1,427,300

Net increase (decrease) in cash	(1,174,631)	387,208

Cash at beginning of the period	3,198,200	47,906

Cash at end of the period	$2,023,569	$435,114

Interest paid	$240,565	$-
Income taxes paid	$-	$-
Common stock issued in connection with the acquisition of subsidiary	$1,253,000	$-
Liabilities assumed in acquisition of subsidiary	$1,541,576	$-
Convertible debentures converted into common stock	$784,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, the condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB of Telanetix, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months and for the six months ended June 30, 2007 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	Significant Accounting Policy Update

Revenue recognition.  The Company recognizes revenue when sufficient evidence of an arrangement exists, title has transferred, payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In addition, the Company recognizes service revenue at project completion or based upon completed project milestones, as dictated by terms of the project contract, and in accordance with generally accepted accounting principles. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on its hardware and software products as the service is performed, generally over one year.

The Company accrues for sales returns and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience.

3.	Acquisition, Goodwill and Intangible Assets

Effective April 1, 2007, the Company acquired all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS"). AVS provides a full range of audio visual services to clients and end-users as the single point of contact during design and project implementation. The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1,253,000. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports from independent appraisers and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The preliminary purchase price allocation as of April 1, 2007, subject to change pending completion of the final valuation and analysis, is as follows:

Tangible assets	$1,159,933
Goodwill	904,643
Customer relationships	500,000
Trade name	150,000
Workforce	80,000
Total assets acquired	2,794,576
Liabilities assumed	(1,541,576)
Net assets acquired	$1,253,000

 The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $904,643 relate to AVS's expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, will provide the Company with the ability to provide both the product and services required for videoconferencing and audio visual solutions. See "Note 4-Goodwill and Purchased Intangibles," below, for additional information.

AVS's results are included in the Company's results of operations from the acquisition date. The unaudited financial information table below summarizes the combined results of operations of the Company and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007 and 2006.  The unaudited pro forma financial information combines the historical results of operations of the Company and AVS for the six months ended June 30, 2007 and 2006, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results.

	Six months ended
	June 30, 2007	June 30, 2006

Net revenues	$3,698,442	$1,638,652
Gross profit	$1,008,431	$311,638
Net loss	$(6,772,997)	$(1,443,878)
Net loss per share - basic and diluted	$(0.42)	$(0.10)

4.	Goodwill and Purchased Intangibles

As required under Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, but is tested for impairment on at least an annual basis. The Company determined that the customer relationships and trade name have indefinite lives as the Company expects to generate cash flows related to these assets indefinitely. Consequently, customer relationships and trade name are not amortized, but will be reviewed for impairment at least annually. The Company will complete impairment tests on its goodwill and purchased intangible assets at December 31, 2007. The Company will continue to perform future impairment tests as required by FAS 142 as of December 31 in future years or when indicators of impairment are noted.  The value attributable to the workforce will be amortized over a period of five years.

Purchased intangible assets consist of the following:

June 30, 2007
Customer relationships	$500,000
Trade name	150,000
Workforce	80,000
Total	730,000
Less accumulated amortization	(4,000)
Purchased intangible assets, net	$726,000

5.	Inventory

Inventory is valued at the lower of cost or market with cost computed on a first-in, first-out ("FIFO") basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluation net realizable value. Inventory consists of purchased audio and video conferencing equipment and products held for resale.

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006

Accrued payroll and taxes	$159,468	$173,964
Accrued vacation and sick	114,916	88,204
Accrued interest, stockholder	-	137,593
Accrued interest	-	1,829
Sales tax payable	113,534	2,417
Other	13,951	-
	$401,869	$404,007

7.	Lines of Credit

The Company, through AVS, has two Revolving Credit Agreements (together, the "Credit Agreements") with Interstate Net Bank. The Company has the ability to borrow up to $250,000 under the terms of one of the Credit Agreements, and up to $300,000 under the other, both at the five year Treasury Bill Rate plus 2.5%.  At June 30, 2007, the outstanding balance on each of the Credit Agreements was $144,900 and $273,393, respectively.  Subsequent to the end of the quarter, in July 2007, the Company paid off both of the Credit Agreements, totaling $418,293. In August 2007, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association, pursuant to which the Company was granted a revolving line of credit of up to $1.5 million.  See "Note 13 - Subsequent Events," below, for more information.

8.	Convertible Debentures

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

The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $1.54, subject to adjustment including full-ratchet, anti-dilution protection. The Company also has the right, subject to compliance with certain equity conditions and certain limitations on the holders beneficial ownership of common stock, to force conversion if the average of the VWAP for the Company's common stock exceeds 200% of the effective conversion price (initially $3.08) for 20 trading days out of a consecutive 30 day trading period.

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

The Company also entered into registration rights agreements with the institutional investors in both the December and February private placements, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).  The Company filed a registration statement, which was and currently remains effective, covering the resale of the shares of common stock issued and issuable upon conversion of the debentures and exercise of the warrants issued in the December 2006 private placement.  The Company filed a separate registration statement covering the resale of the shares of common stock issued and issuable upon conversion of the debentures and exercise of the warrants issued in the February 2007 private placement, which has not yet been declared effective.

The debentures and warrants were issued to the institutional investors in private placement transactions in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the "Securities Act").  Kaufman Bros., L.P. acted as an advisor to the Company in connection with both transactions and received fees of $113,775 in connection with its services.

In May 2007, the holders of the debentures issued in December 2006 converted $784,800 of principal value into 509,610 shares of common stock, reflecting a conversion price of $1.54 per share.

The following table summarizes information relative to the debentures issued in both the December 2006 and February 2007 private placements at June 30, 2007and December 31, 2006:

	June 30, 2007	December 31, 2006

Convertible debentures	$4,416,343	$3,657,143
Less discounts, net of amortization:
Original issue discount - 12.5%	(422,357)	(455,247)
Detachable warrants discount	(758,836)	(542,396)
Beneficial conversion discount	(584,906)	(463,785)
Convertible debentures, net of discounts	2,650,244	2,195,715
Less current portion	(1,583,386)	(731,905)
Convertible debentures, long term portion	$1,066,858	$1,463,810

Maturities of the debentures are as follows:

Due through June 30, 2008	$2,872,343
Due from July 1, 2008 to December 31, 2008	1,544,000
$4,416,343

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, the fair value of the warrants at the issuance was recorded as a warrant liability because (i) the shares issuable upon exercise of such warrants are required to be registered and (ii) net cash settlement could occur.  EITF No. 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.  See "Note 9-Warrants and Warrant Liabilities," below, for more information.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB 133"), the Company determined that the conversion feature of the debentures did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of "conventional convertible debt", as defined under EITF No. 00-19, and therefore the conversion feature of the debentures did not need to be bifurcated and accounted for as a derivative.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the debentures issued in December 2006 had a non-cash beneficial conversion feature of $463,785. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $542,396 to the debt discount and the fair value of the Company's common stock of $1.48 per share. After the allocation of proceeds between the debentures and warrants are made, the conversion price of $1.265 was calculated based on the allocated amount to debts divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.215, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.265, represents the beneficial value per share.  This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

Similarly, the Company has determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $391,797. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $551,831 to the debt discount and the fair value of the Company's common stock of $2.49 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $1.768 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.722, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.768, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

9.	Warrants and Warrant Liabilities

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

In November 2006, the Company issued warrants to purchase 281,250 shares of its common stock at an exercise price of $1.50 per share in conjunction with a private placement of its common stock.  The warrants expire, if not exercised, three years from issuance.

On December 28, 2006, the Company issued warrants to purchase 949,907 shares of common stock at $1.69 per share in conjunction with the sale of its debentures.  On February 12, 2007, the Company issued warrants to purchase 401,040 shares of common stock at $1.69 per share in conjunction with the sale of its debentures. The warrants are immediately exercisable and expire five years from the issue date.

The warrants issued in December 2006 and February 2007 have registration rights for the underlying shares. EITF No. 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.  The warrant agreements related to the warrants issued in December 2006 and February 2007 require net cash settlement, at the option of the holder, if the Company fails to issue and deliver common stock on exercise of a warrant within three business days of receipt of a written exercise notice by the holder and the holder purchases shares of common stock to deliver in satisfaction of a sale of the common stock the holder anticipated to receive upon exercise of the warrant.  Pursuant to EITF No. 00-19, the Company recorded the fair value of the warrants at the issue date as a warrant liability.

The fair value of warrants was estimated at the issuance dates and revalued at June 30, 2007, using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.72% to 4.84% at the issuance dates and 4.87% on June 30, 2007, no dividend yield, volatility factors of 39.53% to 40.83% at the issuance dates and 39.24% to 39.46% at June 30, 2007, contractual terms of 5 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 2.25 years to 2.30 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The decrease in fair value of the warrants for the three months ended June 30, 2007 of $603,019 was reported as non-operating income in the financial statements. The increase in fair value of the warrants for the six months ended June 30, 2007 of $3,368,129 was reported as a non-operating expense in the financial statements.

The warrant liability related to the debentures issued in the Company’s December 2006 and February 2007 private placements totals $4,462,357 and $542,397 at June 30, 2007 and December 31, 2006, respectively.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's videoconferencing systems. The warrant has a three year term, and has been accounted for as an equity issuance in the financial statements.

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

The following table summarizes warrant activity for the six months ended June 30, 2007:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price

Balance - December 31, 2006	1,531,157	$1.64
Granted	651,040	1.81
Exercised	(232,917)	1.63
Forfeited	-	-
Expired	-	-
Balance – June 30, 2007	1,949,280	$1.70

The following table summarizes information about warrants outstanding at June 30, 2007:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)

$1.25	100,000	0.75
$1.50	208,333	2.42
$1.80	200,000	1.00
$1.69	1,190,947	4.54
$2.00	250,000	2.68
	1,949,280

10.	Stock Based Compensation

Prior to year ended December 31, 2005, the Company elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"), the Company is now required to apply the fair value method as prescribed in SFAS No. 123 (R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Expense Information Under SFAS No. 123(R)

The following table summarizes stock-based compensation expense recorded under SFAS No. 123(R) for the three months and six months ended June 30, 2007 and 2006 and its allocation within the condensed consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cost of service revenues	$20,420	$-	$20,420	$-

Selling, general and administrative	151,424	417,190	177,882	448,297
Research and development	26,589	2,893	39,117	5,786
Stock based compensation included in operating expenses	178,013	420,083	216,999	454,083

Stock-based compensation expense related to employee equity awards	$198,433	$420,083	$237,419	$454,083

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $3.00 and $-0- per share, respectively. No options were exercised during either of the six months ended June 30, 2007 or 2006.

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

	June 30, 2007	March 31, 2007	December 31, 2006

Expected volatility	58.8%	60.7%	0.1%
Weighted-average volatility	58.8%	60.7%	0.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term in years	6.08	6.08	5 to 8
Risk-free rate	4.5%	4.7%	4% to 7%

A summary of option activity under the Company's 2005 Equity Incentive Plan (the "2005 Plan") as of June 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,651,512	$0.29	6.9	$-
Granted	10,000	$1.50
Exercised	-	$-
Forfeited or expired	(310,000)	$0.24
Outstanding at December 31, 2006	3,351,512		6.6	$-
Granted	1,185,500	$4.51
Exercised	-	$-
Forfeited or expired	(30,956)	$0.20
Outstanding at June 30, 2007	4,506,056	$1.35	7.1	$16,692,222

Exercisable at June 30, 2007	3,105,556	$1.01	7.1	$14,741,947

A summary of the status of the Company's nonvested options as of June 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,232,987	$0.44
Granted	10,000	$-
Vested	(778,193)	$0.60
Forfeited	(179,794)	$-
Nonvested at December 31, 2006	285,000	$0.20
Granted	1,185,500	$2.59
Vested	(70,000)	$0.20
Forfeited	-	$-
Nonvested at June 30, 2007	1,400,500	$2.20

As of June 30, 2007, there was $2,894,190 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 3.68 years. The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $14,000 and $40,750, respectively.

11.	Basic and Diluted Net Loss per Share

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

The Company has the following dilutive stock options and warrants as of June 30, 2007 and December 31, 2006 which were excluded from the calculation since the effect is anti-dilutive.

	June 30, 2007	December 31, 2006

Stock Options	4,506,056	3,351,512
Warrants	1,949,280	1,531,157
Total	6,455,336	4,882,669

12.	Going Concern and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $6,656,062 during the six months ended June 30, 2007, and $3,119,056 during the year ended December 31, 2006, and has accumulated losses of $16,669,495 million since opening for business. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13.	Subsequent Events

In July 2007, the Company paid off the two lines of credit it acquired in connection with the AVS acquisition.  The total pay-off payment was $418,293. See "Note 7-Lines of Credit," above. On August 8, 2007, the Company entered into a Loan and Security Agreement (the “LSA”) with Bridge Bank, National Association (“Bridge”), that provides the Company with up to a $1.5 million revolving line of credit based on its accounts receivable balance.  Borrowings under the line of credit are secured by the Company’s intellectual and personal property, bear interest at the prime rate plus 1% and matures August 8, 2009.  Borrowings under the line of credit are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, revenue levels and other related items.  Generally, upon an event of default, Bridge may stop making any future advances under the line of credit and all or a portion of the Company’s outstanding obligations thereunder may, at Bridge’s option, become due and payable in full.  The Company paid a facility fee of $7,500 upon execution of the LSA, and a similar fee is due on each anniversary of the LSA.  In connection with the execution of the LSA, the Company granted Bridge a warrant to purchase 12,784 shares of the Company’s common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of the Company’s common stock immediately before issuance.  The warrant is exercisable immediately, expires in three years, and contains piggyback registration rights.

In July 2007, the investors in the Company's December 2006 and February 2007 private placements, in accordance with the terms of the debentures and warrants issued in those financings, waived the 4.99% limitation on their beneficial ownership of the Company's common stock in respect of certain of the debentures and warrants.  Accordingly, and in respect of the debentures and warrants as to which the 4.99% beneficial ownership cap was waived, the number of shares of common stock that may be issued upon conversion or exercise, respectively, of such debentures and warrants, increased to such number of shares that would cause such investor to beneficially own not more than 9.99% of the Company's then outstanding common stock immediately following the applicable conversion or exercise.

In July 2007, holders of the debentures issued by the Company in its December 2006 private placement converted an additional $922,534 of principal value into 599,048 shares of common stock, reflecting a conversion price of $1.54 per share (see "Note 8-Convertible Debentures," for information regarding the conversion that occurred in May 2007).

In July 2007 and August 2007, holders of the debentures issued by the Company in its February 2007 private placement converted 100% of the outstanding debentures ($1,544,000) into 1,002,598 unregistered shares of the Company's common stock, reflecting a conversion price of $1.54 per share.  The unamortized note discounts and deferred financing costs totaling $973,466 associated with such debentures will be recognized as interest expense during the three months ended September 30, 2007. The Company issued an additional 200,520 unregistered shares of its common stock to the holders of these debentures as an inducement for the early conversion and acceptance of unregistered shares, and will recognize a non-operating expense of approximately $812,000 related to the issuance of these additional shares.

As a result of these conversions, monthly redemption payments through January 2008 have been satisfied, and the next monthly redemption payment is in February 2008. The principal amount of all debentures outstanding as of August 9, 2007 is $1,949,807, and the monthly redemption payment amounts on such debentures are as follows:

Date	Monthly Redemption Payment Amount

2/1/2008	$9,524
3/1/2008	111,712
4/1/2008	203,175
5/1/2008	203,175
6/1/2008	203,175
7/1/2008	203,175
8/1/2008	203,175
9/1/2008	203,175
10/1/2008	203,175
11/1/2008	203,175
12/1/2008	203,171
$1,949,807

In July and August 2007, warrant holders exercised warrants for 708,333 shares resulting in gross proceeds to the Company of $1,235,000.

14.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by SFAS No. 159 permits all entities, including non-profits, to measure eligible items at fair value at specified election dates. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 157 and SFAS 159 will have on its financial statements.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements," which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 was required for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of EITF 00-19-2 will have on its financial statements.

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

Overview

Telanetix, Inc., a Delaware corporation (the "Company," "our," "we," or "us"), is engaged in the business of developing and selling high definition videoconferencing solutions.  We market our videoconferencing solutions under the name Digital Presence™.  The core of our videoconferencing system is our software components, all of which are developed internally and pre-loaded on a standard Linux server.  Our videoconferencing systems can be designed, built-out and installed with a variety of components to meet the application needs of the customer.  By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.  Our revenues are derived from the sale of videoconferencing products and related services.

 We were a development stage company through 2005.  We completed the development of our initial videoconferencing solution and commenced initial product sales in 2005.  During 2005, we established channel partner relationships with three of the largest audio visual integrators in the United States and devoted a substantial portion of our business efforts to establishing customer sales through those channels.  In 2006 we focused our business efforts on developing our channel partner relationships with audio video resellers and systems integrators and securing working capital to fund operations.  During the third quarter of 2006, we also began selling our videoconferencing systems directly to end-users, and we secured our first significant customer accounts.

From November 2006 to February 2007, we raised net proceeds of $6.47 million from three significant financing transactions.  In November 2006, we sold in private placements to three accredited investors an aggregate of 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase 281,250 shares of our common stock at $1.50 per share.  We refer to this as our November 2006 Private Placements.  In December 2006, we issued in a private placement with four institutional investors an aggregate of $3.66 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock.  We refer to this as our December 2006 Private Placement.  In February 2007, we issued in a private placement with the same four institutional investors from our December 2006 Private Placement an aggregate of $1.544 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of our common stock.  We refer to this as our February 2007 Private Placement, and together with our December 2006 Private Placement as our December/February Private Placements.

Recent Developments

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

As further discussed under "Liquidity and Capital Resources," below, during and subsequent to the end of the period ended June 30, 2007, the holders of the debentures we issued in our December Private Placement have converted a portion of the principal amounts of such debentures into shares of our common stock and the holders of the debentures we issued in our February 2007 Private Placement have converted the entire principal amount of such debentures ($1.544 million) into shares of our common stock.  Accordingly, only a portion of the debentures we issued in our December 2006 Private Placements remain outstanding, and the principal amount of such debentures, as a result of conversions of the principal amount of such debentures into shares of our common stock by the holders thereof, has decreased from $3.66 million to $1.95 million.

As further discussed under "Liquidity and Capital Resources," below, we believe our cash balance at June 30, 2007 is sufficient to fund our operations through at least June 30, 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

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

Revenue Recognition.  We recognize revenue when sufficient evidence of an arrangement exists, title has transferred, payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In addition, we recognize service revenue at project completion or based upon completed project milestones in accordance with generally accepted accounting principles. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, we recognize extended service revenue on our hardware and software products as the service is performed, generally over one year.

We accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience.

Stock Based Compensation.  Prior to and including the fiscal year ended December 31, 2005, we elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for our stock-based compensation.  As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

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

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Three and Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues for the three months ended June 30, 2007 were $2,045,073, an increase of $1,996,635, or 4,122%, over the same period of 2006. The increase in revenues was due to our acquisition of AVS which was effective April 1, 2007, increased sales of our videoconferencing systems, and an increase in revenues attributable to our services.  During the period our AVS subsidiary contributed revenues of $1,735,369.  In addition, we sold four videoconferencing systems and recorded revenue of $260,654 for the three months ended June 30, 2007.   We did not sell any systems in the period ended June 30, 2006.

Total revenues for the six months ended June 30, 2007 were $2,507,341, an increase of $2,431,403, or 3,202%, over the same period of 2006. The increase in revenues was due to our acquisition of AVS, increased sales of our videoconferencing systems, and increased service revenue.  For the six months ended June 30, 2007, our AVS subsidiary contributed revenues of $1,735,369 and we sold 13 videoconferencing systems and recorded revenue of $678,380.  We did not sell any videoconferencing systems during the same period in 2006. Of the 13 videoconferencing systems that we sold during the six months ended June 30, 2007, seven systems were sold to Aequitas Capital Management, Inc., one of our stockholders who with its affiliates owned in excess of 5% of our then outstanding common stock.

To date, we do not have any international sales and we do not have any regional concentrations. Three customers accounted for 44% and 46% of our revenues for the three and six months ended June 30, 2007, respectively. The loss of any one of these three customers could have a material adverse effect on our consolidated revenues in future periods. No one customer accounted for more than 10% of our total net revenues for the three and six months ended June 30, 2006.

As of June 30, 2007, we had $1.5 million of order backlog and did not have any backlog at June 30, 2006. We include in backlog open purchase orders which we expect to ship or services which we expect to bill and for which we expect to record revenue in the following quarter.  Our business is still developing, as a result backlog will fluctuate from quarter to quarter based upon our success in securing orders and the timing of our ability to ship product, provide services and recognize the related revenue from our direct and channel sales efforts.  In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

With the acquisition of AVS we are devoting an increasing portion of our management resources and efforts to direct sales of our videoconferencing products and services.  While we anticipate that sales volume will increase as a result of these efforts selling our products and services often require several customer meetings and demonstrations.  Consequently, sales cycles, closure rates, and the timing and amount of future revenues are necessarily difficult to predict.  Because of our limited size and resources, our revenues for the foreseeable future will be impacted significantly by our success or failure in securing significant sales transactions with a limited target customer base.  While our revenues may vary substantially from any one quarter to another on the basis of our success in securing orders, we believe that the revenues and operating income results from our second quarter are generally reflective of the results we expect for each of our third and fourth quarters of 2007. However, we can give no assurance that our revenues or actual operating income results for our third and fourth quarters will equal or exceed the results for our second quarter.

Cost of Revenues and Gross Margins

	Three months ended			Six months ended
	June 30, 2007	June 30, 2006	Increase (Decrease)	June 30, 2007	June 30, 2006	Increase (Decrease)

Product Cost of Revenues	$335,156	$-	n/a	$437,207	$-	n/a
% of Product Revenues	56%	0%	56 pts	43%	0%	43 pts
Product Gross Margins	44%	0%	44 pts	57%	0%	57 pts
Service Cost of Revenues	$1,172,440	$35,980	3159%	$1,212,094	$55,923	2067%
% of Service Revenues	81%	74%	7 pts	81%	74%	7 pts
Service Gross Margins	19%	26%	(7) pts	19%	26%	(7) pts
Total Cost of Revenues	$1,507,596	$35,980	4090%	$1,649,301	$55,923	2849%
% of Total Revenues	74%	74%	0 pts	66%	74%	(8) pts
Total Gross Margins	26%	26%	0 pts	34%	26%	8 pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of costs of computers, monitors and other equipment purchased from third parties. These costs are variable, based on the prevailing market rates for these items.  Cost of product revenues were $335,156 and $437,207 for the three and six months ended June 30, 2007, respectively.  As a percentage of product revenues during the periods, costs of product revenues were 56% and 43%, respectively.  We had no product revenues or cost of product revenues in the same period in 2006.

In recent years, costs for such products have declined following their introduction as they become “commoditized”, while newer advanced products may command higher prices.  Costs of product revenues in future periods will depend upon a number of factors that may vary from quarter to quarter, including the mix of products we sell, pricing practices of our competitors, the volume of products we sell, our ability to negotiate favorable terms with third party vendors, introductions of new technologies and end user acceptance and adoption of those new technologies.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues were $1,172,440 and $1,212,094 for the three and six months ended June 30, 2007, respectively, compared to $35,980 and $55,923 for the same periods in 2006, an increase of 3,159% and 2,067%, respectively.  As a percentage of service revenues during the periods, costs of service revenues were 81% for both the three and six month periods ended June 30, 2007, as compared to 74% for the same periods in 2006.  Cost of service revenues and service gross margins included a $20,402 charge for stock-based compensation in both the three and six months ended June 30, 2007.

Cost of service revenues increased in the three and six month periods in 2007 as a result of our acquisition of AVS, which was effective April 1, 2007, and the corresponding increase in service revenues derived from that transaction. Service gross margins in the three and six month periods ended June 30, 2007 decreased due to the lower margins on AVS service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, consulting fees, professional service fees, travel related costs, insurance costs, and office related costs.

Selling, general and administrative expense for the three months ended June 30, 2007 were $1,413,802, an increase of $576,334, or 68.8%, over the same period of 2006. Selling, general and administrative expense for the six months ended June 30, 2007 were $2,690,785 an increase of $1,410,170, or 110.1%, over the same period of 2006.  Selling, general and administrative expenses included charges of $151,244 and $177,882, respectively, for stock-based compensation in the three and six months ended June 30, 2007.

We acquired AVS effective April 1, 2007, and AVS accounted for $319,523 of the increase in our selling, general and administrative expenses for the periods ended June 30, 2007. Other increases and decreases in selling, general and administrative expenses are as follows:

Stock compensation expense decreased $265,666 and $270,415 during the three and six months ended June 30, 2007, respectively, from the same periods in 2006. In the prior year periods, we recorded stock compensation expense of $413,333 related to the accelerated vesting of Mr. Ono’s stock options. We had no charges in the current periods for accelerated vesting of stock options.

Compensation related costs increased $430,377 and $629,209 for the three and six months ended June 30, 2007, respectively, from the same periods in 2006. We increased our headcount by four employees and seven employees for the three and six months ended June 30, 2007, respectively, and expect our headcount to continue to grow as our business grows.

We recorded $596,275 of expense for the six months ended June 30, 2007 related to the issuance of a warrant to purchase 250,000 shares of our common stock that we issued to Aequitas Capital Management, Inc., in connection with our lease financing program.  We did not have a comparable transaction for the six months ended June 30, 2006.

Professional service fees increased $140,524 and $257,060 for the three and six months ended June 30, 2007, respectively, from the same periods in 2006. Our legal and accounting fees increased as a result of the filing of registrations statements during the 2007 periods.

Other selling, general and administrative costs and expenses have increased as our business has grown and evolved over the last 12 months.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, and outside services.

Research and development expense for the three months ended June 30, 2007 were $208,196, an increase of $110,125, or 112.3%, over the same period of 2006. Research and development expense for the six months ended June 30, 2007 were $388,903, an increase of $204,357, or 110.7%, over the same period of 2006. The increase in research and development expenses in the 2007 periods relates to compensation charges for merit increases, an increase in employee headcount, and increased outside consulting services.  Research and development expenses included charges of $26,589 and $39,117, respectively, for stock-based compensation in the three and six months ended June 30, 2007.

Amortization of purchased intangibles

For the three and six months ended June 30, 2007, we recorded $4,000 of amortization expense on the purchased intangible assets recorded as a result of the AVS acquisition. We determined that the customer relationships and trade name have indefinite lives, and recorded no amortization during the periods. We may adjust the preliminary purchase price allocation once the final valuation report from the independent appraisers is obtained, which could result in changes to amortization of the purchased intangibles in future quarters.

Interest Expense

The debentures we issued in our December/February Private Placements had an original face value aggregating $5.2 million.  The interest rate on such debentures is 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants also granted in our December/February Private Placements.  We also recorded deferred financing costs related to our December/February Private Placements.  We are amortizing the discounts and the deferred financing costs to interest expense on a straight line basis through December 31, 2008.

Following is a summary of interest expense for the three and six months ended June 30, 2007. Interest expense for the three and six months ended June 30, 2006 consisted of interest on the $1.3 million note payable to shareholder that was paid off in February 2007.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007

Stated interest	$72,872	$148,941
Amortization of note discounts	568,283	831,960
Amortization of deferred financing costs	69,989	101,410
Other	6,957	6,957
	$718,101	$1,089,268

In July and August 2007, debentures with a face value of $2,466,534 that we issued in our December/February Private Placements were converted into 1,601,646 shares of our common stock. As a result of these conversions, interest expense for the three months ended September 30, 2007 will include accelerated amortization of note discounts and deferred financing costs of approximately $1,288,144.

Assuming the remaining debenture balance of $1,949,907 is not prepaid before maturity and interest payments are made in cash, we anticipate paying $125,604 in interest expense on these debentures through maturity in December 2008. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a currently effective registration statement covering the shares of common stock issued.  We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted.  See "Liquidity and Capital Resources," below.

Change in Fair Value of Warrant Liabilities

The warrants we issued in our December/February Private Placements have registration rights for the underlying shares.  Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity.  The warrant agreements related to the warrants we issued in our December/February Private Placements require net cash settlement, at the option of the holder, if we fail to issue and deliver common stock on exercise of a warrant within three business days of receipt of a written exercise notice by the holder and the holder purchases shares of common stock to deliver in satisfaction of a sale of the common stock the holder anticipated to receive upon exercise of the warrant.  Pursuant to EITF No. 00-19, we recorded the fair value of the warrants at the issue date as a warrant liability.

The fair value of warrants was estimated at the issuance dates, at March 31, 2007, and at June 30, 2007. For the three months ended June 30, 2007, we recorded non-operating income of $603,019 for the decrease in the fair value of the warrants from April 1, 2007 to June 30, 2007. The decrease in fair value of the warrants is primarily attributable to a lower amount of warrants outstanding at June 30, 2007 due to the exercises during the three months then ended. For the six months ended June 30, 2007, we recorded non-operating expense of $3,368,129 for the increase in fair value of the warrants from January 1, 2007 to June 30, 2007. The increase in fair value of the warrants is primarily attributable to the warrants issued in connection with the February Private Placement and the increase in the market value of our common stock subsequent to the dates of issuance. There were no such warrant liability transactions during the 2006 periods.

To determine the fair market value of the warrants, we used the Black Scholes option pricing model with the following assumptions:

	June 30, 2007	March 31, 2007	Dates of Issuance

Expected volatility	39.24% to 39.46%	39.61% to 39.86%	39.53% to 40.83%
Expected dividends	0.0%	0.0%	0.0%
Contractual term in years	5	5	5
Expected term in years	2.25 to 2.30	2.37 to 2.44	2.5
Risk-free rate	4.87%	4.58%	4.72% to 4.84%

Liquidity and Capital Resources

Our cash balance as of June 30, 2007 was $2.0 million and we had a working capital deficit of $4.9 million, which includes a warrant liability of $4.5 million. Our cash balance as of December 31, 2006 was $3.20 million and we had working capital of $119,648.  In July and August 2007, warrant holders exercised warrants for 708,333 shares resulting in gross proceeds to us of $1,235,000.

Cash used in operations during the quarter ended June 30, 2007 was $1,562,436. This was primarily the result of a net loss of $6,656,062 which was offset by non-cash charges for the change in fair value of the warrants of $3,368,129; amortization of note discounts and deferred financing costs of $933,370, finance program expense of $596,275 related to the warrant granted in connection with the lease financing program agreement we entered into with Aequitas Capital Management, Inc., and amortization of stock based compensation of $237,419.  Our net decrease in assets and liabilities of $128,726 also contributed to the cash used in operations.

Our revenue and gross profit for the previous three consecutive quarters have been higher than any previous quarters, yet our net cash used by operating activities continues to fluctuate due to the growth of our business.  We anticipate that our operations will continue to use cash through at least December 31, 2007, if not longer.

Net cash provided by financing activities was $347,366 during the six months ended June 30, 2007.  During this period, in our February 2007 Private Placement we sold an aggregate of $1.544 million of principal amount of debentures at an original issue discount of 12.5% and warrants to purchase 401,040 shares of our common stock for net proceeds of $1.35 million, which we used to pay off a note payable to shareholder of $1.3 million.  As explained in further detail below, the holders of such debentures converted the entire principal amount of $1.544 million into 1,002,598 shares of our common stock at a conversion price of $1.54 per share.  Therefore, we no longer have any repayment obligations as to these debentures.

During the six months ended June 30, 2007, we also received proceeds of $379,776 from the exercise of warrants to purchase 232,917 shares of common stock.  These warrants were issued in our November 2006 Private Placements and the December 2006 Private Placement.

In May 2007, holders of the debentures we issued in our December 2006 Private Placement converted $784,800 of the principal amount of such debentures into 509,610 shares of our common stock at a conversion price of $1.54 per share.  In addition, in July 2007, holders of such debentures converted an additional $922,534 of the principal amount of such debentures into 599,048 shares of our common stock at a conversion price of $1.54 per share.  On July 30, 2007 and August 8, 2007, holders of the debentures we issued in our February 2007 Private Placement converted 100% of the outstanding balance ($1,544,000) into 1,002,598 unregistered shares of our common stock at a conversion price of $1.54.  The unamortized note discounts and deferred financing costs totaling $973,466 associated with such debentures will be recognized as interest expense during the three months ended September 30, 2007. We issued an additional 200,520 unregistered shares of our common stock to the holders of these debentures as an inducement for the early conversion and acceptance of unregistered shares, and will recognize a non-operating expense of approximately $812,000 related to the issuance of these additional shares.

As a result of these conversions, monthly redemption payments through January 2008 have been satisfied, and the next monthly redemption payment is in February 2008. The principal amount of all debentures outstanding as of August 9, 2007 is $1,949,807, and the monthly redemption payment amounts on such debentures are as follows:

Date	Monthly Redemption Payment Amount

2/1/2008	$9,524
3/1/2008	111,712
4/1/2008	203,175
5/1/2008	203,175
6/1/2008	203,175
7/1/2008	203,175
8/1/2008	203,175
9/1/2008	203,175
10/1/2008	203,175
11/1/2008	203,175
12/1/2008	203,171
$1,949,807

Following the conversions discussed above, the aggregate remaining face value of our outstanding debentures, which consist solely of the debentures we issued in our December 2006 Private Placement, is $1,949,807.  Assuming monthly redemption payments are made in accordance with the schedule set forth above, the amount of interest to be paid through maturity in December 2008 is $125,604, or on average, $7,000 per month.

We have the right to pay interest and monthly principal payments due in respect of the debentures in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, which we currently do, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $1.54, subject to adjustment including full-ratchet and anti-dilution protection.  This could result in substantial dilution to our existing stockholders.

The closing market price of our common stock was $3.75 on August 9, 2007.  Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, which we currently do, and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds 200% of the effective conversion price for 20 trading days out of a consecutive 30 trading day period. The current conversion price is $1.54, and therefore 200% of the conversion price is $3.08.  Since February 16, 2007, the closing market price of our common stock has exceeded $3.08.  Accordingly, assuming we meet the relevant equity conditions, and subject to the applicable cap on the beneficial ownership, we may force the holders of the debentures to convert the maximum amount of principal and accrued interest into shares of our common stock at a conversion price of $1.54.

If the price of our common stock falls below $3.08 per share but remains substantially above $1.54 per share, we anticipate that the holders of the debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash.  If the price of our common stock were to fall to a level below $1.54, the current conversion price, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.  If our cash flows from operations are not sufficient to make principal and interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.  If we are unable to pay the principal and interest in cash, we will make the payments in our common stock pursuant to the terms of the agreements including a conversion price based on the lower of $1.54 or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

We believe our cash balance is sufficient to fund our operations through at least June 30, 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Other Matters Relating to Future Amortizable Charges

As of June 30, 2007, we have $1,766,098 million of debt discount and $187,193 of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the straight-line method over the life of the related debt. In July and August 2007, debentures with a face value of $2,466,534 were converted into common stock, which will result in accelerated amortization of note discounts and deferred financing costs of approximately $1,288,144 for the three months ended September 30, 2007.

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

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by SFAS No. 159 permits all entities, including non-profits, to measure eligible items at fair value at specified election dates. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS 157 and SFAS 159 will have on our financial statements.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 was required for fiscal years beginning after December 15, 2006. We are currently assessing the impact the adoption of EITF 00-19-2 will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2006, nor do we have any as of June 30, 2007.

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

We have a limited operating history from which to evaluate our business and prospects.  We incurred a net loss of $6.66 million for the six months ended June 30, 2007 and $3.12 million for the year ended December 31, 2006.  We have an accumulated deficit of $16.67 million and a stockholders' deficit of $4.44 million at June 30, 2007.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  We have yet to establish significant customer demand for our product and may not for a significant period of time, if ever, which may result in our inability to continue operations.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2006 and December 31, 2005, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and expect to continue to incur losses for a period of time.  We incurred a net loss of $6.66 million for the six months ended June 30, 2007 and $3.12 million for the year ended December 31, 2006.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our November 2006 Private Placements, in the aggregate, we issued 566,667 shares of our common stock and warrants to purchase 281,250 shares of our common stock.  In our December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of original issue discount 6% convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  In accordance with the terms of such private placements, we have registered for resale by the investors the shares of common stock acquirable upon the conversion of the debentures and the exercise of the warrants and such registrations, other than the shares of common stock underlying the debentures and warrants issued in our February 2007 Private Placement, are currently effective.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have indebtedness and agreed to certain restrictions as a result of our recent private placement of convertible debentures.

We incurred $5.2 million in principal amount of indebtedness as a result of the issuance of the debentures in our December/February Private Placements, the principal balance of which is $1,949,807 as of August 9, 2007.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay interest and other charges on the debentures;
•	we use the proceeds from the sale of the debentures only for permitted purposes;
•
while the debentures are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price of the debentures, then the conversion price of the debentures will be reduced to the same price of

•	the equity or equity linked securities so issued;
•
we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the debentures and the exercise of the related warrants issued in connection with the sale of the debentures;

•
we must file a registration statement with the SEC registering the shares of common stock issuable upon the conversion of the debentures and the exercise of the related warrants on a timely basis, and it must be declared effective within a certain period of time, or else we are required to pay to each investor partial liquidated damages; and

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

The debentures we issued in our December/February Private Placements impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  Also impairing our ability to issue additional debt or equity, if necessary, is the right of the investors in our December/February Private Placements to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement registering for resale our shares of common stock issuable upon conversion and exercise of the debentures and warrants we issued in our February 2007 Private Placement.

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

Under the terms of the registration rights agreements we entered into with the investors in connection with our December/February Private Placements, we agreed to file two separate registration statements covering the resale of the shares of common stock that have been and may be issued to investors upon the conversion of the debentures and the exercise of the warrants, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act.  The registration statement relating to our December 2006 Private Placement has been declared and is currently effective.  However, the registration statement relating to our February 2007 Private Placement has not yet been declared effective.  If that registration statement is not declared effective by the SEC by September 17, 2007, or if we fail to maintain the effectiveness of either of the registration statements, we are required to pay partial liquidated damages to the investors.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued in connection with our December 2006 Private Placement require monthly principal payments equal to 1/18th of the principal amount due under each debenture beginning July 1, 2007 and continue through December 31, 2008, on which date they are due and payable in full.  The debentures accrue interest at the rate of 6% per annum, which is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

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

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of August 9, 2007, 19,094,758 shares of our common stock were issued and outstanding. 11,563,943 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

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

In addition to the 11,563,943 shares of "restricted securities" that were issued and outstanding as of August 9, 2007, an aggregate of 5,922,143 shares of common stock that have been issued or will be issuable upon the conversion and exercise of outstanding debentures and warrants are or will be registered for resale in registration statements, not including shares of common stock issuable upon conversion of interest accrued on the debentures.  The additional overhang represented by these registered and to-be registered securities could also have a depressive effect on the public trading price of our common stock.

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

Although we recently acquired sales and integration expertise with our acquisition of AVS, we will continue to depend on two channel partners to sell our videoconferencing system to customers in certain geographic regions of the country.  We have invested a significant amount of time and resources selecting, educating and training our channel partners on the installation, use and benefits of our videoconferencing system.  We will need to continue to devote significant resources to educate and train our channel partners about the benefits of our product.  Even if we are successful in these tasks, we cannot control the efforts and resources our channel partners devote to marketing our videoconferencing system, which may not be sufficient to successfully market and sell our videoconferencing system.  In addition, our channel partners carry videoconferencing products of our competitors from which they derive significant revenues and our channel partners will be selling our competitor's products as well as our products.  These sales may be to customers who would have otherwise purchased our videoconferencing system and, as such, may reduce our sales and profits.

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

In our December/February Private Placements, we issued debentures convertible into, and warrants to purchase, shares of our common stock.  Both the debentures and the warrants contain provisions that will require us to reduce the conversion price of the debentures (currently $1.54 per share) and the exercise price of the warrants (currently $1.69 per share) if we issue additional securities while the debentures and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of the debentures or the exercise price of the warrants issued in our December/February Private Placements.  If this were to occur, current investors, other than the investors in our December/February Private Placements, would sustain material dilution in their ownership interest.

If the holders of our outstanding convertible debentures, warrants and options convert and exercise their securities into common stock, we will issue up to 5,637,065 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of August 9, 2007, we had 19,094,758 shares of common stock outstanding.  As of August 9, 2007, we also have debentures which convert into 1,266,111 shares of common stock (assuming conversion at the current conversion price of $1.54, which it is now; and assuming payment of all accrued interest in cash), warrants which are exercisable for 1,253,731 shares of common stock and stock options exercisable for 3,117,223 shares of common stock.  Additionally, we may elect to pay principal or interest on our debentures in shares of common stock, or holders thereof may elect to convert all or any portion of such debentures into shares of common stock.  As discussed in the risk factor above, the conversion price and exercise price, respectively, of the debentures and warrants we issued in our December/February Private Placements is subject to adjustment.  If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable.  If the holders of our debentures, warrants, and stock options convert or exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

An investment in our company may be diluted in the future as a result of the issuance of additional securities, the conversion of debentures, or the exercise of options or warrants.

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

The Sarbanes-Oxley Act of 2002, or "SOX," that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices.  Currently, the SEC's rules under Section 404 of SOX will require us to have our management attest to the adequacy of our internal controls in our annual report on Form 10-KSB for the year ended December 31, 2007.  No member of our management has any experience in complying with Section 404.  Furthermore, we have been advised by our independent registered public accounting firm that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2007, our internal controls are effective.  Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants.  While our business is not as sophisticated or complex as these larger companies, we anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management to attest that our internal controls are effective as of December 31, 2007.  We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2007.  If our management is unable to attest that our internal controls are effective as of December 31, 2007, investors may react by selling our stock and causing its price to fall.

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

Our directors, executive officers and 5% stockholders beneficially own approximately 38.08% of our outstanding common stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of August 9, 2007, our directors, executive officers, and holders of 5% or more of our outstanding common stock, beneficially own, in the aggregate, approximately 38.08% of our outstanding common stock.  As a result, a small number of shareholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions.  This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these shareholders.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for "penny stock."  Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

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

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer have determined that as of June 30, 2007, our disclosure controls were effective at that "reasonable assurance" level.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2007, we issued 250,000 shares of our common stock upon exercise of a warrant held by Aequitas Capital Management.  On that same day we issued an additional 208,333 shares of our common stock upon exercise of warrants held by Aequitas Hybrid Fund, LLC.  We received gross proceeds of $812,500 upon exercise of the foregoing warrants.

On August 8, 2007, we issued an aggregate of 375,974 shares of our common stock upon conversion of $579,000 in principal amount of a debenture we issued in our February 2007 Private Placement, which reflects a conversion price of $1.54 per share.  We issued an additional 75,195 unregistered shares of our common stock to the holder of this debenture as an inducement for the early conversion and acceptance of unregistered shares.

On August 8, 2007, in connection with loan and security agreement we entered into with Bridge Bank, National Association, we issued Bridge Bank an immediately exercisable warrant to purchase 12,784 shares of our common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of our common stock immediately before issuance.  The warrant expires in three years and gives Bridge Bank piggyback registration rights.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  None of the transactions was conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any of the investors in connection with any offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*	Loan and Security Agreement by and among Telanetix Inc., AVS Installations, LLC, and Union Labor Force One, LLC and Bridge Bank, National Association dated August 8, 2007
10.2*	Intellectual Property Security Agreement by and among Telanetix Inc., AVS Installations, LLC, and Union Labor Force One, LLC and Bridge Bank, National Association dated August 8, 2007
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.

Dated: August 14, 2007	By:	/s/ Richard M. Ono
Richard M. Ono
Chief Financial Officer (Principal Financial Officer)