Form 10QSB
period 2007-09-30
Telanetix,Inc
filed 2007-11-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 ______________

FORM 10-QSB
______________

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 9, 2007, there were 23,066,915 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of common equity currently outstanding.

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

PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets
Cash	$5,628,791	$3,198,200
Accounts receivable, net of allowance for doubtful accounts of
$179,889 and $-0- at September 30, 2007 and December 31, 2006, respectively	2,851,264	699,985
Inventory	418,468	-
Prepaid expenses and other current assets	330,003	42,976
Total current assets	9,228,526	3,941,161
Property and equipment, net	5,117,096	116,919
Restricted cash	292,573	-
Deposits and other assets	159,974	15,632
Deferred financing costs, net	516,595	206,658
Goodwill	9,862,453	-
Purchased intangibles, net	17,541,667	-
Total assets	$42,718,884	$4,280,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,334,532	$361,512
Accrued liabilities	2,077,104	404,007
Deferred revenue	148,625	-
Deferred compensation, current portion	54,105	481,692
Current portion of capital lease obligations	1,048,018	-
Notes payable, stockholder	-	1,300,000
Convertible debentures, current portion	3,880,550	731,905
Warrant liabilities	6,374,681	542,397
Total current liabilities	15,917,615	3,821,513
Non-current liabilities
Capital lease obligations, net of current portion	1,467,488	-
Convertible debentures, less current portion	2,757,306	1,463,810
Deferred compensation	512,739	481,692
Total non-current liabilities	4,737,533	1,945,502
Total liabilities	20,655,148	5,767,015
Stockholders' equity (deficit)
Preferred stock, $.0001; Authorized:10,000,000;
Issued and outstanding: 13,000 at September 30, 2007 and none at December 31, 2006	1	-
Common stock, $.0001 par value; Authorized: 200,000,000 shares;
Issued and outstanding: 23,066,915 at September 30, 2007 and 15,557,166 at December 31, 2006	2,306	1,556
Additional paid in capital	41,886,567	8,515,232
Warrants	10,000	10,000
Accumulated deficit	(19,835,138)	(10,013,433)
Total stockholders' equity (deficit)	22,063,736	(1,486,645)
Total liabilities and stockholders' equity	$42,718,884	$4,280,370

The accompanying notes are in integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net revenues	$2,261,715	$571,125	$4,769,295	$647,063
Cost of revenues	1,734,024	176,726	3,348,590	232,649
Gross profit	527,691	394,399	1,420,705	414,414

Operating expenses:
Selling, general and administrative	1,927,957	1,613,081	4,651,221	2,821,317
Research, development and engineering	473,444	105,111	832,551	304,501
Depreciation	134,966	12,854	171,710	70,389
Amortization of purchased intangibles	108,333	-	108,333	-
Total operating expenses	2,644,700	1,731,046	5,763,815	3,196,207
Operating loss	(2,117,009)	(1,336,647)	(4,343,110)	(2,781,793)

Other income (expense)
Interest income	47,500	453	70,144	3,003
Interest expense	(2,492,681)	(19,660)	(3,581,949)	(59,201)
Change in fair market value of warrants	1,397,000	-	(1,971,129)	-
Gain (loss) on disposal of fixed assets	-	-	4,339	(1,960)
Total other income (expense)	(1,048,181)	(19,207)	(5,478,595)	(58,158)
Loss before income taxes	(3,165,190)	(1,355,854)	(9,821,705)	(2,839,951)
Provision for income taxes	-	-	-	-
Net loss	(3,165,190)	(1,355,854)	(9,821,705)	(2,839,951)
Series A preferred stock dividends and accretion	(126,670)	-	(126,670)	-
Net loss applicable to common stockholders	$(3,291,860)	$(1,355,854)	$(9,948,375)	$(2,839,951)

Net loss per share - basic and diluted	$(0.17)	$(0.09)	$(0.59)	$(0.20)

Weighted average shares outstanding -
basic and diluted	18,970,142	14,730,537	16,926,615	14,322,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(9,821,705)	$(2,839,951)

Adjustments to net loss to cash
provided by operating activities:
Excess and obsolete inventory reserve	97,725	-
Depreciation	171,710	70,389
(Gain) Loss on disposal of fixed assets	(4,339)	1,960
Amortization of deferred financing costs	244,508	-
Amortization of intangible assets	108,333	-
Amortization of fair value of stock options	499,059	460,833
Amortization of note discounts	2,262,364	-
Common stock issued for services	-	1,107,000
Common stock issued for accrued interest	61,405	-
Common stock issued for non-registration penalty	5,043	-
Common stock issued to induce early conversion of debentures	804,587	-
Value of warrant issued for finance program agreement	596,275	-
Change in fair value of warrant liabilities	1,971,129	-
Changes in assets and liabilities
Accounts receivable	318,053	(37,250)
Inventory	(5,545)	-
Prepaid expenses and deposits	44,916	(47,591)
Accounts payable and accrued expenses	(636,507)	86,410
Deferred revenue	12,099	-
Deferred compensation	(396,540)	-
Net cash used by operating activities	(3,667,430)	(1,198,200)

Cash flows from investing activities:
Purchase of property and equipment	(64,615)	(54,199)
Proceeds from disposal of fixed assets	4,900	13,267
Cash acquired in purchase of AVS	64,253	-
Acquisition of AccessLine, including acquisition costs of $1,990,516	(13,726,464)	-
Net cash used by investing activities	(13,721,926)	(40,932)

Cash flows from financing activities:
Proceeds from sale of preferred stock	12,122,500	-
Proceeds from notes payable issued to shareholders	-	1,459,000
Proceeds from sale of convertible debentures	8,351,875	-
Deferred financing costs	(554,445)	-
Proceeds from exercise of warrants	1,614,775	-
Proceeds from exercise of stock options	5,000	-
Payment of notes payable issued to a shareholder	(1,300,000)	(31,700)
Payments on lines of credit	(419,758)	-
Net cash provided by financing activities	19,819,947	1,427,300

Net increase (decrease) in cash	2,430,591	188,168

Cash at beginning of the period	3,198,200	47,906

Cash at end of the period	$5,628,791	$236,074

Interest paid	$265,785	$-
Income taxes paid	$-	$-
Common stock issued in connection with the acquisition of subsidiaries	$15,435,434	$-
Liabilities assumed in acquisition of subsidiaries	$7,299,361	$-
Convertible debentures converted into common stock	$3,251,334	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, the condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB of Telanetix, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months and for the nine months ended September 30, 2007 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	Significant Accounting Policy Update

Revenue recognition

The Company recognizes revenue when sufficient evidence of an arrangement exists, title has transferred, payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. VoIP revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) activation fees for new customers; and (3) fees from usage including conference calling and long distance.

The Company accrues for sales returns and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience.

Internally Developed Software

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use. The Company capitalized less than $0.1 million related to the development of internal use software during the nine months ended September 30, 2007. Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over a useful life of two years. Amortization of these costs was less than $0.1 million for the three and nine months ended September 30, 2007.

3.	Acquisitions, Goodwill and Intangible Assets

Effective September 14, 2007, the Company acquired AccessLine Holdings Inc. ("AccessLine"), a Delaware corporation.  AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million. The Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives.

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

The preliminary purchase price allocation as of September 15, 2007, subject to change pending completion of the final valuation and analysis, is as follows:

Tangible assets	$7,760,991
Goodwill	8,874,595
Developed technology	13,000,000
Trade name	2,000,000
Customer relationships	2,000,000
Total assets acquired	33,635,586
Liabilities assumed	(5,746,688)
Net assets acquired	$27,888,898

 The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $8.9 million relate to AccessLine's developed technology and market presence which provide market access for the Company's products. See "Note 5-Goodwill and Purchased Intangibles," below, for additional information.

AccessLine's results are included in the Company's results of operations from the acquisition date. The unaudited financial information table below summarizes the combined results of operations of the Company and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007 and 2006.  The unaudited pro forma financial information combines the historical results of operations of the Company and AccessLine for the three and nine months ended September 30, 2007 and 2006, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$6,463,315	$6,638,271	$19,771,210	$18,788,483
Gross profit	3,964,165	3,956,535	11,423,642	11,234,698
Net loss applicable to common stockholders	(3,706,886)	(3,291,663)	(14,619,502)	(7,820,038)
Net loss per share - basic and diluted	(0.17)	(0.15)	(0.71)	(0.38)

Effective April 1, 2007, the Company acquired all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS"). AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1.3 million and acquisition costs of less than $0.1 million for a total of $1.3 million. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports from independent appraisers and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The preliminary purchase price allocation as of April 1, 2007, subject to change pending completion of the final valuation and analysis, is as follows:

Tangible assets	$1,185,815
Goodwill	987,858
Customer relationships	500,000
Trade name	150,000
Total assets acquired	2,823,673
Liabilities assumed	(1,552,673)
Net assets acquired	$1,271,000

 The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $1.0 million relate to AVS's expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, will provide the Company with the ability to provide solutions required for videoconferencing and audio visual needs. See "Note 5-Goodwill and Purchased Intangibles," below, for additional information.

 AVS's results are included in the Company's results of operations from the acquisition date. The unaudited financial information table below summarizes the combined results of operations of the Company and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007 and 2006.  The unaudited pro forma financial information combines the historical results of operations of the Company and AVS for the three and nine months ended September 30, 2007 and 2006, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$1,226,691	$1,841,214	$4,920,872	$3,479,866
Gross profit	(1,220)	676,087	1,018,339	1,097,877
Net loss applicable to common stockholders	(2,952,621)	(1,428,910)	(9,800,587)	(2,864,788)
Net loss per share - basic and diluted	(0.16)	(0.10)	(0.58)	(0.20)

4.	Property and Equipment

Property and equipment consists of the following at September 30, 2007:

	Amount	Estimated Useful Life

Communications equipment	$4,148,029	2-5 years
Capitalized software development costs	815,691	2 years
Software and computer equipment	458,835	3-5 years
Furniture and fixtures	87,937	5-7 years
Vehicles	23,572	5 years
Leasehold improvements	13,607	Life of lease
	5,547,671
Accumulated depreciation and amortization	(430,575)
	$5,117,096

As of September 30, 2007, property and equipment with a cost of $3.4 million was financed through capital lease obligations. As of September 30, 2007, accumulated amortization for these assets was $0.1 million.

5.	Goodwill and Purchased Intangibles

As required under Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, but is tested for impairment on at least an annual basis.

At September 30, 2007, purchased intangible assets consist of the following:

Developed technology	$13,000,000
Customer relationships	2,500,000
Trade name	2,150,000
Total	17,650,000
Less accumulated amortization	(108,333)
Purchased intangible assets, net	$17,541,667

The Company determined that the customer relationships and trade name have indefinite lives as the Company expects to generate cash flows related to these assets indefinitely. Consequently, customer relationships and trade name are not amortized, but will be reviewed for impairment at least annually. The value attributable to developed technology will be amortized over five years.

The Company will complete impairment tests on its goodwill and purchased intangible assets at December 31, 2007. The Company will continue to perform future impairment tests as required by FAS 142 as of December 31 in future years or when indicators of impairment are noted.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006

Accrued payroll, benefits and taxes	$976,929	$262,168
Accrued interest, stockholder	-	137,593
Accrued interest	60,837	1,829
Sales tax payable	655,165	2,417
Other	384,173	-
	$2,077,104	$404,007

7.	Lines of Credit

The Company, through AVS, had two revolving credit agreements with Interstate Net Bank.  In July 2007, borrowings under those credit agreements were paid off, and the credit agreements were cancelled.

On August 8, 2007, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association ("Bridge") that provides the Company with up to a $1.5 million revolving line of credit (the "Line of Credit") based on its accounts receivable balance.  Borrowings under the Line of Credit are secured by the Company's intellectual and personal property, bear interest at the prime rate plus 1% and mature August 8, 2009.  Borrowings under the Line of Credit are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, revenue levels and other related items.  Generally, upon an event of default, Bridge may stop making any future advances under the Line of Credit and all or a portion of the Company's outstanding obligations thereunder may, at Bridge's option, become due and payable in full.  The Company paid a facility fee of $7,500 upon execution of Loan and Security Agreement for the Line of Credit, and a similar fee is due on each anniversary of that date.  In connection with the establishment of the Line of Credit, the Company granted Bridge a warrant to purchase 12,784 shares of the Company's common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of the Company's common stock immediately before issuance.  The warrant is exercisable immediately, expires in three years, and contains piggyback registration rights.  At September 30, 2007, there were no borrowings outstanding under the Line of Credit.

8.	Convertible Debentures

December 2006 and February 2007

On December 28, 2006, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to four unaffiliated institutional investors. The Company issued an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of common stock.  Net proceeds to the Company were $3.1 million after deducting fees of $0.1 million. The Company incurred legal and other expenses of $0.1 million, and capitalized $0.2 million of deferred financing costs.

On February 12, 2007, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to the same four unaffiliated institutional investors in the December private placement. The Company issued an aggregate of $1.5 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of common stock.  Net proceeds to the Company were $1.3 million after deducting fees of less than $0.1 million. The Company incurred legal and other expenses of less than $0.1 million, and capitalized $0.1 million of deferred financing costs.

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

The Company also entered into registration rights agreements with the institutional investors in both the December and February private placements, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).  The Company filed a registration statement, which currently remains effective, covering the resale of the shares of common stock issued and issuable upon conversion of the debentures and exercise of the warrants issued in the December 2006 private placement.  The Company filed a separate registration statement, which currently remains effective, covering the resale of the shares of common stock issued and issuable upon conversion of the debentures and exercise of the warrants issued in the February 2007 private placement, and the shares of common stock issued or issuable for interest payments on the December 2006 debentures.

The debentures and warrants were issued to the institutional investors in private placement transactions in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the "Securities Act").  Kaufman Bros., L.P. acted as an advisor to the Company in connection with both transactions and received fees of $113,775 in connection with its services.

Through September 30, 2007, the holders of the debentures issued in December 2006 converted $1.7 million of principal value into 1,108,658 shares of common stock, reflecting a conversion price of $1.54 per share.  Through September 30, 2007, the holders of the debentures issued in February 2007 converted the entire principal balance of $1.5 million into 1,002,598 shares of common stock, reflecting a conversion price of $1.54 per share.  To induce the holders of the February debentures to convert the debentures early and to accept shares of restricted common stock, the Company issued an aggregate of 200,520 additional shares of restricted common stock.  The Company recorded interest expense of $0.8 million related to the issuance of the inducement shares.

August 2007

On August 30, 2007, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to the five unaffiliated institutional investors. The Company issued an aggregate of $8.0 million principal amount of debentures at an original issue discount of 12.5%, and warrants to purchase an aggregate of 826,190 shares of common stock.  Net proceeds to the Company were $6.6 million after deducting fees of $0.4 million. The Company incurred legal and other expenses of $0.1 million, and capitalized $0.5 million of deferred financing costs.

The debentures issued in August 2007 are due May 1, 2009. Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on October 1, 2007. Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin December 1, 2007 and continue through May 1, 2009. Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed. The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price (initially $3.68) or 85% of the average of the volume weighted average price ("VWAP") per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered. The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $3.68, subject to adjustment including full-ratchet, anti-dilution protection. The Company also has the right, subject to compliance with certain equity conditions and certain limitations on the holders beneficial ownership of common stock, to force conversion if the average of the VWAP for the Company's common stock exceeds 200% of the effective conversion price (initially $7.36) for 20 trading days out of a consecutive 30 day trading period.

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

The Company also entered into registration rights agreements with the institutional investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k).  The Company has not yet filed this registration statement. If the registration statement is not declared effective by an agreed to date, or if the Company fails to maintain the effectiveness of the registration statement, it is required to pay to each investor, as partial liquidated damages, cash equal to 1.0% of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 2.0% for each subsequent 30-day period that the default remains uncured.

The debentures and warrants were issued to the institutional investors in private placement transactions in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the "Securities Act").  Kaufman Bros., L.P. acted as an advisor to the Company in connection with both transactions and received fees of $0.4 million in connection with its services.

General

The following table summarizes information relative to all of the outstanding debentures at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Convertible debentures	$9,950,809	$3,657,143
Less unamortized discounts:
Original issue discount - 12.5%	(1,101,494)	(455,247)
Detachable warrants discount	(1,026,729)	(542,396)
Beneficial conversion discount	(1,184,730)	(463,785)
Convertible debentures, net of discounts	6,637,856	2,195,715
Less current portion	(3,880,550)	(731,905)
Convertible debentures, long term portion	$2,757,306	$1,463,810

Maturities of the debentures are as follows:

Due through September 30, 2008	$5,785,283
Due from October 1, 2008 to May 1, 2009	4,165,526
$9,950,809

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

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the debentures issued in December 2006 had a non-cash beneficial conversion feature of $0.5 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $0.5 million to the debt discount and the fair value of the Company's common stock of $1.48 per share. After the allocation of proceeds between the debentures and warrants are made, the conversion price of $1.265 was calculated based on the allocated amount to debts divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.215, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.265, represents the beneficial value per share.  This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

The Company has determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $0.4 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $0.6 million to the debt discount and the fair value of the Company's common stock of $2.49 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $1.768 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.722, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.768, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

Similarly, the Company has determined that the convertible debentures issued in August 2007 had a non-cash beneficial conversion feature of $0.9 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $1.1 milllion to the debt discount and the fair value of the Company's common stock of $3.60 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $3.127 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.473, the difference of the fair value of the common stock of $3.60 and the effective conversion price of $3.127, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

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

In November 2006, the Company issued warrants to purchase 281,250 shares of its common stock at an exercise price of $1.50 per share in conjunction with a private placement of its common stock.  The warrants were exercised in 2007.

On December 28, 2006, the Company issued warrants to purchase 949,907 shares of common stock at $1.69 per share in conjunction with the sale of its debentures.  On February 12, 2007, the Company issued warrants to purchase 401,040 shares of common stock at $1.69 per share in conjunction with the sale of its debentures. On August 30, 2007, the Company issued warrants to purchase 1,758,008 shares of common stock at $4.20 per share in conjunction with the sale of its Series A preferred stock and issued warrants to purchase 826,190 shares of common stock at $4.20 per share in conjunction with the sale of its debentures. Each of these  warrants are immediately exercisable and expire five years from the issue date.  Through September 30, 2007, 410,000 of the warrants have been exercised.

The warrants issued in December 2006, February 2007 and August 2007 have registration rights for the underlying shares. EITF No. 00-19 provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity of the Company.  The warrant agreements related to the warrants issued in December 2006, February 2007 and August 2007 require net cash settlement, at the option of the holder, if the Company fails to issue and deliver common stock on exercise of a warrant within three business days of receipt of a written exercise notice by the holder and the holder purchases shares of common stock to deliver in satisfaction of a sale of the common stock the holder anticipated to receive upon exercise of the warrant.  Pursuant to EITF No. 00-19, the Company recorded the fair value of the warrants at the issue date as a warrant liability.

The fair value of warrants was estimated at the issuance dates and revalued at September 30, 2007, using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.08% to 4.84% at the issuance dates and 3.93% on September 30, 2007; no dividend yield; volatility factors of 39.21% to 40.83% at the issuance dates and 39.74% to 40.90% at September 30, 2007; contractual terms of 5 years; and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 2.12 years to 2.46 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The decrease in fair value of the warrants for the three months ended September 30, 2007 of $1.4 million was reported as non-operating income in the financial statements. The increase in fair value of the warrants for the nine months ended September 30, 2007 of $2.0 million was reported as a non-operating expense in the financial statements.

The warrant liability related to the debentures issued in the Company's December 2006, February 2007 and August 2008 private placements totals $6.4 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's videoconferencing systems. The warrant had a three year term, and was accounted for as an equity issuance in the financial statements.  The warrant was exercised in 2007.

The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.58%, volatility factor of 43.35%, contractual term of 3 years and expected term based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 1.5 years. The fair value of the warrant of $0.6 million was expensed as financing program costs.

The following table summarizes warrant activity for the nine months ended September 30, 2007:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price

Balance - December 31, 2006	1,531,157	$1.64
Issued	3,248,022	3.72
Exercised	(941,250)	1.72
Forfeited	-	-
Expired	-	-
Balance - September 30, 2007	3,837,929	$3.38

The following table summarizes information about warrants outstanding at September 30, 2007:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)

$1.25	100,000	0.50
$1.69	940,947	4.30
$1.80	200,000	0.75
$3.52	12,784	2.86
$4.20	2,584,198	4.92
	3,837,929

10.	Commitments and Contingencies

The Company has non-cancelable operating and capital leases for corporate facilities and equipment. The leases expire through February 28, 2013 and include certain renewal options. Rent expense under the operating leases totaled $0.1 million for both the three and nine months ended September 30, 2007.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
Three months ending December 31, 2007	$234,236	$373,088
2008	1,153,390	1,207,779
2009	1,318,377	849,740
2010	1,350,738	412,537
2011	1,383,159	189,322
Thereafter	1,598,062	34,192
Total minimum lease payments	$7,037,962	3,066,658
Less amount representing interest		551,152
Present value of minimum lease payments		2,515,506
Less current portion		1,048,018
		$1,467,488

11.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share, issuable from time to time in one or more series.  The Company designated 20,000 preferred shares as the Series A Convertible Preferred Stock.

On August 30, 2007, the Company entered into a securities purchase agreement with five institutional investors, pursuant to which an aggregate of 13,000 shares of our Series A Convertible Preferred Stock, or our "Series A Stock," were issued at a purchase price of $1,000 per share, along with five year warrants to purchase 1,758,008 shares of our common at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection.  Net proceeds were $12.1 million, after deducting fees and expenses totaling $0.9 million.  Kaufman Bros., L.P. acted as our advisor in connection with the transaction and received a fee of $0.7 million in connection with its services.

The following summarizes the terms of our Series A Stock and is qualified by reference to the complete certificate of designation for our Series A Stock, which is incorporated by reference as an exhibit to this report:

•
Stated Value. The stated value of each share is $1,000, subject to increase if the Company is unable to pay any dividend payment when due, if it does not achieve aggregate revenues of at least $30 million during the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008, or if on or before March 31, 2008, its common stock is not listed on a major trading market or exchange other than the OTC Bulletin Board.

•
Dividends. The Series A Stock accrues cumulative dividends at a rate of 5.7% per annum through the third anniversary of the date they were issued, 18% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on January 1, 2008. The dividend rate decreases to zero percent if at any time the Company is able to force the holders to convert the Series A Stock into shares of its common stock but such conversion does not occur because of caps on the holders beneficial ownership of our common stock. The Company may pay the dividends in cash or with shares of its common stock provided that it meets certain equity conditions, including having a currently effective registration statement covering the shares of common stock so issued. If the Company pays dividends with shares of its common stock, the shares issued for such purpose will be valued at 85% of the average of the VWAPs for the 20 consecutive trading days immediately before the applicable dividend payment date. If the Company is unable to make a dividend payment in cash and the equity conditions are not met, the holder may elect to waive the equity conditions requirement and receive shares of its common stock or elect to have the dividends accrue to the next dividend payment date or accreted to, and increase, the outstanding stated value.

•
Conversion. The Series A Stock is convertible by the holders thereof at any time into a number of shares of common stock equal to the quotient obtained by dividing the then stated value by the then applicable conversion price (currently, $2.81). Anytime after the later of the (i) 90th day following the effective date of a registration statement covering the shares of common stock issuable upon conversion of the Series A Stock and (ii) the date that the Company's common stock is listed for trading on a major trading market or exchange other than the OTC Bulletin Board, the Company may force conversion if the VWAP for our common stock exceeds 250% of the then effective conversion price for 10 consecutive trading days. Any forced conversion is subject to meeting certain equity conditions including having an effective registration statement and is subject to a 4.99% cap on the beneficial ownership of the Company's shares of common stock by the holder and its affiliates following such conversion.

•
Voting Rights. Generally, the Series A Stock has no voting rights. However, the Company cannot take certain actions without the consent of a majority of the then outstanding holders of the Series A Stock, including, issuing additional securities senior to or on par with the Series A Stock, amending its certificate of incorporation or by-laws in any manner adverse to the rights of the Series A Stock, or adversely changing the rights of the Series A Stock.

•	Other Rights. The Series A Stock has liquidation rights in preference over junior securities, including common stock, and has certain anti-dilution protection.

12.	Stock Based Compensation

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

Expense Information Under SFAS No. 123(R)

The following table summarizes stock-based compensation expense recorded under SFAS No. 123(R) for the three months and nine months ended September 30, 2007 and 2006 and its allocation within the condensed consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Cost of service revenues	$20,644	$-	$41,064	$-

Selling, general and administrative	175,223	3,857	353,105	452,154
Research and development	65,773	2,893	104,890	8,679
Stock based compensation included in operating expenses	240,996	6,750	457,995	460,833

Stock-based compensation expense related to employee equity awards	$261,640	$6,750	$499,059	$460,833

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. No options were granted during the three months ended September 30, 2007 and 2006 The weighted-average grant-date fair value of options exercised during the three months ended September 30, 2007 and 2006 was $.20 and $-0-, respectively. No options were exercised prior to June 30, 2007.

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

	September 30, 2007	June 30, 2007	March 31, 2007

Expected volatility	n/a	58.8%	60.7%
Weighted-average volatility	n/a	58.8%	60.7%
Expected dividends	n/a	0.0%	0.0%
Expected term in years	n/a	6.08	6.08
Risk-free rate	n/a	4.5%	4.7%

A summary of option activity under the 2005 Plan as of September 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,651,512	$0.29	6.9	$-
Granted	10,000	$1.50
Exercised	-	$-
Forfeited or expired	(310,000)	$0.24
Outstanding at December 31, 2006	3,351,512	$0.29	6.6	$-
Granted	1,185,500	$4.51
Exercised	(25,000)	$0.20
Forfeited or expired	(30,956)	$0.20
Outstanding at September 30, 2007	4,481,056	$1.35	6.97	$11,409,167

Exercisable at September 30, 2007	3,228,890	$1.05		$11,045,693

A summary of the status of the Company's nonvested options as of September 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,232,987	$0.44
Granted	10,000	$-
Vested	(778,193)	$0.60
Forfeited	(179,794)	$0.20
Nonvested at December 31, 2006	285,000	$0.20
Granted	1,185,500	$2.59
Vested	(218,334)	$0.20
Forfeited	-
Nonvested at September 30, 2007	1,252,166	$2.46

As of September 30, 2007, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 3.45 years. The total fair value of options vested during the nine months ended September 30, 2007 and 2006 was less than $0.1 million and $0.5 million, respectively.

13.	Basic and Diluted Net Loss per Share

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

The Company has the following dilutive convertible preferred stock, stock options and warrants as of September 30, 2007 and December 31, 2006 which were excluded from the calculation since the effect is anti-dilutive.

	September 30, 2007	December 31, 2006

Preferred Stock	4,626,335	-
Stock Options	4,481,056	3,351,512
Warrants	3,837,929	1,531,157
Total	12,945,320	4,882,669

14.	Going Concern and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss applicable to common stockholders of $9.9 million during the nine months ended September 30, 2007, and $3.1 million during the year ended December 31, 2006, and has an accumulated deficit of $19.8 million since opening for business. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

15.	Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by SFAS No. 159 permits all entities, including non-profits, to measure eligible items at fair value at specified election dates. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS 157 and SFAS 159 will have on our financial statements.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements" which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 was required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this statement.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout this report, the terms the "Company," "our," "we" or "us" refers to Telanetix, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products.

From 2002 until recently, our sole business was the development and sale of high end IP-based videoconferencing solutions.  We were a development stage company through 2005.  We completed the development of our initial videoconferencing solution and commenced initial sales in 2005.  During 2005, we established channel partner relationships with three of the largest audio visual integrators in the United States and devoted a substantial portion of our business efforts to establishing customer sales through those channels.  In 2006 we focused our business efforts on developing our channel partner relationships and securing working capital to fund operations.  During the third quarter of 2006, we also began selling our videoconferencing systems directly to end-users, and we secured our first significant customer accounts.

During the quarter ended June 30, 2007, we acquired AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (collectively, "AVS").  With that acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring audio-visual and videoconferencing systems and products.  AVS was one of our channel partners who distributed our videoconferencing systems and related solutions in New York, New Jersey and nearby regions of the United States.  The operations of AVS as our wholly-owned subsidiary have remained the same as they did before the acquisition except that we no longer have a channel partner relationship with AVS.  AVS continues to distribute and integrate our videoconferencing systems as well as third party products.

We market our videoconferencing solutions under the name Digital Presence™.  The core of our videoconferencing system is our software components, all of which are developed internally and pre-loaded on a standard Linux server.  Our videoconferencing systems can be designed, built-out and installed with a variety of components to meet the application needs of the customer.  By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can tailor solutions to support conference rooms for both small and large audiences.  Our revenues through September 14, 2007 have been derived from the sale of videoconferencing and audio-visual solutions.

During quarter ended September 30, 2007, we further expanded our business by acquiring AccessLine Holdings, Inc. ("AccessLine") on September 14, 2007.  AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace.  AccessLine's product offerings include VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual reception.  AccessLine continues to operate its business in substantially the same manner as such business was operated before the acquisition.  The AccessLine acquisition expanded our IP communications offerings to include a variety of voice and messaging solutions.

Accessline's VoIP revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) activation fees for new customers; and (3) fees from usage including conference calling and long distance. Monthly fees for communications solutions and usage are recognized when the solution is provided. Activation fee revenue is recognized at inception for new customers.

The aggregate purchase price we paid to acquire AccessLine was $27.9 million, consisting of $11.7 million in cash to AccessLine creditors and a management incentive pool; $14.2 million in the form of 3,939,565 shares of our restricted common stock to certain AccessLine stockholders and creditors; and acquisition costs of $2.0 million. We may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives.  The value of the shares we issued in connection with the acquisition was based upon a per share value of $3.60.

Financings

During the quarter ended September 30, 2007, we also completed two private placements raising gross proceeds of $20.0 million, $13.7 of which we used to acquire AccessLine and to pay acquisition related costs.  On August 30, 2007, we entered into a securities purchase agreement with five institutional investors, pursuant to which we issued an aggregate of 13,000 shares of our Series A Convertible Preferred Stock, or our "Series A Stock," at a purchase price of $1,000 per share, along with five year warrants to purchase 1,758,008 shares of our common stock at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection.  We refer to this transaction as our "Series A Private Placement".  On that same day, we entered into another securities purchase agreement with the same five institutional investors that invested in our Series A Private Placement, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $8.00 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 826,190 shares of our common stock at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection.  We refer to this transaction as our "August 2007 Debt Private Placement" and together with our Series A Private Placement as our "August 2007 Private Placement."

Our other recent financing transactions consist of the following:

November 2006 Private Placements.  In November 2006, we sold in private placements to three accredited investors an aggregate of 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase 281,250 shares of our common stock at $1.50 per share.  We refer to this as our November 2006 Private Placements.

December 2006 Private Placement.  In December 2006, we issued in a private placement with four institutional investors an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock.  We refer to this as our December 2006 Private Placement.

February 2007 Private Placement.  In February 2007, we issued in a private placement with the same four institutional investors from our December 2006 Private Placement an aggregate of $1.5 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of our common stock.  We refer to this as our February 2007 Private Placement, and together with our December 2006 Private Placement as our December/February Private Placements.

In July and August 2007, the holders of our February debentures elected to convert the entire principal amount of the debentures into shares of our common stock.  The conversion price was $1.54 per share resulting in us issuing 1,002,598 shares of common stock upon such conversion.  As a result of these conversions, we no longer have any payment obligations under these debentures.  We issued an additional 200,520 shares of our common stock to the holders of these debentures as an inducement for the early conversion and acceptance of unregistered shares.

As further discussed under "Liquidity and Capital Resources," below, we believe our cash balance at September 30, 2007 is sufficient to fund our operations through at least September 30, 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

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

Revenue Recognition.  The Company recognizes revenue when sufficient evidence of an arrangement exists, title has transferred, payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. VoIP revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) activation fees for new customers; and (3) fees from usage including conference calling and long distance.

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

Results of Operations

Fluctuations in Operating Results

We are in the early stages of our operations, and made two acquisitions during the nine months ended September 30, 2007. Our results of operations are likely to fluctuate from period to period.  We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and volume of sales of our communications products, realization of "synergies" or management of integration from our recent acquisitions, and the potential impact of future acquisitions.  Due to these factors, each of which will have a substantial impact on our future operations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Net revenues for the three months ended September 30, 2007 were $2.3 million, an increase of $1.7 million, or 296%, over the same period of 2006. The increase in net revenues was primarily due to our acquisition of AVS which was effective April 1, 2007 and our acquisition of AccessLine which was effective September 14, 2007.  We anticipate revenues for the fourth quarter to be significantly higher as a result of owning and operating AccessLine for a full operating period.

Net revenues for the nine months ended September 30, 2007 were $4.8 million, an increase of $4.1 million, or 637%, over the same period of 2006. The increase in net revenues was due to our acquisition of AVS and AccessLine, and increased sales of our videoconferencing systems.

To date, we do not have any international sales and we do not have any regional concentrations. One customer accounted for 18% of our revenues for the nine months ended September 30, 2007.  One customer accounted for 75% and 66% of our revenues for the three and nine months ended September 30, 2006.  With the acquisition of AVS and AccessLine, we have substantially expanded our revenue base and significantly reduced our customer concentration.

As of September 30, 2007, we had $0.9 million of order backlog and did not have any backlog at September 30, 2006. We include in backlog open purchase orders on which we expect to deliver and for which we expect to record revenue in the following quarter.  Our business is still developing, as a result backlog will fluctuate from quarter to quarter based upon our success in securing orders and the timing of our ability to ship product, and recognize the related revenue from our direct and channel sales efforts.  In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)

Cost of Revenues	$1,734,024	$176,726	881%	$3,348,590	$232,649	1339%
% of Net Revenues	77%	31%	46 pts	70%	36%	34 pts
Gross Margins	23%	69%	(46) pts	30%	64%	(34) pts

Cost of revenues consists primarily of network costs, material, labor, computer equipment, audio-visual equipment, and stock based compensation costs. These costs are variable, based on the prevailing market rates for these items.  Also included in cost of revenues are reserves for excess and obsolete inventory.

Cost of revenues were $1.7 million and $3.3 million for the three and nine months ended September 30, 2007, respectively.  Cost of revenues increased in the three and nine month periods in 2007 as a result of our acquisition of AVS, which was effective April 1, 2007, and our acquisition of AccessLine, which was effective September 14, 2007, and the corresponding increase in revenues derived from the businesses acquired in those transactions.  As a percentage of net revenues during the current year periods, cost of revenues were 77% and 70%, respectively, as compared to 31% and 36%, respectively, for the prior year periods.  Cost of revenues was impacted by inventory reserves of $0.1 million that were recorded in the current year periods.  We did not record any inventory reserves in the prior year periods.  Cost of revenues include charges of less than $0.1 million for stock-based compensation in the three and nine months ended September 30, 2007 and 2006.

Gross margins were 23% and 30% for the three and nine month periods ended September 30, 2007, respectively.  Gross margins decreased in comparison to the 2006 periods due to the lower margins realized on the revenues generated by AVS and AccessLine.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, consulting fees, professional service fees, travel related costs, insurance costs, and office related costs.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $1.9 million, an increase of $0.3 million, or 20%, over the same period of 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $4.7 million, an increase of $1.8 million, or 65%, over the same period of 2006.  Selling, general and administrative expenses increased $0.8 million and $1.2 million for the three months and nine months ended September 30, 2007, respectively, as a result of our acquisitions during these periods.  Selling, general and administrative expenses will be significantly higher in the fourth quarter as a result of our owning and operating AccessLine for a full operating period.

Other increases and decreases in selling, general and administrative expenses are as follows:

Stock compensation expense increased $0.3 million during the three months ended September 30, 2007 compared to the same period in 2006.  The increase is attributable to compensation expense on stock option grants made in 2007.  Stock compensation expense for the nine months ended September 30, 2007 was flat compared to the same period in 2006.  In the 2007 period, we recorded stock compensation expense of $0.5 million which was primarily attributable to stock option grants made in 2007.  In April 2006, we recorded stock compensation expense of $0.4 million related to the accelerated vesting of an employee's stock options.

Compensation related costs increased $0.2 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006. We increased our headcount, not including increases resulting from our acquisition of AVS or AccessLine, by two employees and nine employees for the three and nine months ended September 30, 2007, respectively, and expect our headcount to continue to grow as our business grows.

We recorded $0.6 million of expense for the nine months ended September 30, 2007 related to the issuance of a warrant to purchase 250,000 shares of our common stock that we issued to Aequitas Capital Management, Inc., in connection with our lease financing program.  We did not have a comparable transaction for the nine months ended September 30, 2006.

Professional service fees increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006. Our legal and accounting fees increased as a result of the filing of registrations statements during the 2007 periods.

During the three months ended September 30, 2006, we recorded a non-cash expense of $1.1 million for the issuance of 540,000 shares of common stock to our new investor relations firm.  We had no such expense in the 2007 period.

Other selling, general and administrative costs and expenses have increased as our business has grown and evolved over the last 12 months.

Research, Development and Engineering Expenses

Research, development and engineering expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, and outside services.

Research, development and engineering expenses for the three months ended September 30, 2007 were $0.5 million, an increase of $0.4 million, or 350%, over the same period of 2006. Research and development expenses for the nine months ended September 30, 2007 were $0.8 million, an increase of $0.5 million, or 173%, over the same period of 2006.  Research, development and engineering expenses increased $0.2 million for both the three months and nine months ended September 30, 2007, respectively, as a result of our acquisitions during these periods.

We recorded stock compensation expense of $0.1 million for both of the periods in 2007, and we recorded stock compensation expense of less than $0.1 million for both of the periods in 2006.  The increase in stock compensation expense relates primarily to stock option grants made in 2007.  The remainder of the increase in research, development and engineering expenses relates to compensation charges for merit increases, an increase in employee headcount, and increased outside consulting services.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2007 was $0.1 million, an increase of $0.1 million, or 950%, over the same period of 2006.  Depreciation expense for the nine months ended September 30, 2007 was $0.2 million, an increase of $0.1 million, or 144%, over the same period of 2006. Depreciation expense increased during the 2007 periods because our depreciable asset base increased with the acquisitions of the AVS and AccessLine businesses.

Amortization of Purchased Intangibles

We recorded amortization expense of $0.1 million in the 2007 periods related to the purchased intangible assets recorded as a result of the AVS and AccessLine acquisitions. We determined that the customer relationships and trade name have indefinite lives, and recorded no amortization during the periods. We are amortizing the developed technology over five years. We may adjust the preliminary purchase price allocation once the final valuation report from the independent appraisers is obtained, which could result in changes to amortization of the purchased intangibles in future quarters.  There were no purchased intangibles, and correspondingly no amortization of purchased intangibles, for the comparable periods in 2006.

Interest Expense

The debentures we issued in our December/February Private Placements had an original face value aggregating $5.2 million. The debentures we issued in our August 2007 Debt Private Placement have an original face value aggregating $8.0 million. The interest rate on such debentures is 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants also granted in the aforementioned private placements.  We also recorded deferred financing costs related to the aforementioned private placements.  We are amortizing the discounts and the deferred financing costs to interest expense on a straight line basis through May 2009.

Following is a summary of interest expense for the three and nine months ended September 30, 2007. Interest expense for the three and nine months ended September 30, 2006 consisted of interest on the $1.3 million note payable to shareholder that was paid off in February 2007.

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Stated interest	$80,250	$224,148
Amortization of note discounts	1,430,404	2,262,364
Amortization of deferred financing costs	143,098	244,508
Inducement shares	804,587	804,587
Other	34,342	46,342
	$2,492,681	$3,581,949

Holders of the debentures that we issued in our December/February Private Placements converted debentures with a face value of $2.5 million and $3.3 million during the three and nine months ended September 30, 2007, respectively. As a result of these conversions, interest expense for the three and nine months ended September 30, 2007 included accelerated amortization of note discounts and deferred financing costs of approximately $1.3 million and $1.6 million, respectively. We issued 200,520 shares of our common stock to the holders of debentures issued in our February Private Placement as an inducement for the early conversion and acceptance of unregistered shares, and recorded interest expense of $0.8 million during the three months ended September 30, 2007.

Assuming the remaining debenture balance of $10.0 million is not prepaid before maturity and interest payments are made in cash, we anticipate paying $0.6 million in interest expense on these debentures through maturity in May 2009. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a currently effective registration statement covering the shares of common stock issued.  We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted.  See "Liquidity and Capital Resources," below.

Change in Fair Value of Warrant Liabilities

The warrants we issued in our December/February Private Placements, Series A Private Placement, and August 2007 Debt Private Placement have registration rights for the underlying shares.  Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, provides that contracts that include any provision that could require net cash settlement cannot be accounted for as equity.  The warrant agreements related to the warrants we issued in the aforementioned private placements require net cash settlement, at the option of the holder, if we fail to issue and deliver common stock on exercise of a warrant within three business days of receipt of a written exercise notice by the holder and the holder purchases shares of common stock to deliver in satisfaction of a sale of the common stock the holder anticipated to receive upon exercise of the warrant.  Pursuant to EITF No. 00-19, we recorded the fair value of the warrants at the issue date as a warrant liability.

The fair value of warrants was estimated at the issuance dates and again at each balance sheet date. For the three months ended September 30, 2007, we recorded non-operating income of $1.4 million for the decrease in the fair value of the warrants from July 1, 2007 to September 30, 2007. The decrease in fair value of the warrants is primarily attributable to a lower per share valuation at September 30, 2007. For the nine months ended September 30, 2007, we recorded non-operating expense of $2.0 million for the increase in fair value of the warrants from January 1, 2007 to September 30, 2007. The increase in fair value of the warrants is primarily attributable to the warrants issued in connection with the February Private Placement, Series A Private Placement, and the August 2007 Debt Private Placement. There were no such warrant liability transactions during the 2006 periods.

To determine the fair market value of the warrants, we used the Black Scholes option pricing model with the following assumptions:

	September 30, 2007	June 30, 2007	March 31, 2007	Dates of Issuance

Expected volatility	39.34 % to 40.90%	39.24% to 39.46%	39.61% to 39.86%	39.21% to 40.83%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Contractual term in years	5	5	5	5
Expected term in years	2.12 to 2.46	2.25 to 2.30	2.37 to 2.44	2.5
Risk-free rate	3.93%	4.87%	4.58%	4.08% to 4.84%

Liquidity and Capital Resources

Our cash balance as of September 30, 2007 was $5.6 million and we had a working capital deficit of $6.7 million, which includes a warrant liability of $6.4 million. Our cash balance as of December 31, 2006 was $3.2 million and we had working capital of $0.1 million.

Cash used in operations during the quarter ended September 30, 2007 was $3.7 million. This was primarily the result of a net loss of $9.8 million which was offset by non-cash charges amortization of note discounts and deferred financing costs of $2.5 million, change in fair value of the warrants of $2.0 million, expense related to issuance of common stock to induce early conversion of our February 2007 debentures of $0.8 million, finance program expense of $0.6 million related to the warrant granted in connection with the lease financing program agreement we entered into with Aequitas Capital Management, Inc., and stock compensation expense of $0.5 million.  Our net decrease in assets and liabilities of $0.7 million also contributed to the cash used in operations.  We anticipate that our combined operations, including AccessLine, will approach breakeven in the fourth quarter of 2007.

Net cash used by investing activities was $13.7 million during the nine months ended September 30, 2007, which consists primarily of the cash portion of the AccessLine purchase price and related acquisition costs.

Net cash provided by financing activities was $19.8 million during the nine months ended September 30, 2007.  During this period we raised funds in three private placements.

In our February 2007 Private Placement we sold an aggregate of $1.5 million of principal amount of debentures at an original issue discount of 12.5% and warrants to purchase 401,040 shares of our common stock for net proceeds of $1.4 million, which we used to pay off a note payable to shareholder of $1.3 million.  As explained in further detail below, the holders of such debentures elected to convert the entire principal amount of $1.5 million into 1,002,598 shares of our common stock at a conversion price of $1.54 per share.  Therefore, we no longer have any repayment obligations as to these debentures.

In August 2007, we completed our August 2007 Private Placements.  See "Recent Financings," below.  These financings resulted in net proceeds to us of $18.6 million, after deducting fees and expenses.  We used $13.8 million of the net proceeds to make payments related to our AccessLine acquisition.  The balance was contributed to general working capital.

During the nine months ended September 30, 2007, we also received aggregate net proceeds of $1.6 million from the exercise of warrants to purchase an aggregate of 941,250 shares of common stock.  We used $0.4 million of such proceeds to pay off our line-of-credit balance.

At September 30, 2007, we had one credit facility that provides up to a $1.5 million revolving line of credit (the "Line of Credit") based on our accounts receivable balance.  Borrowings under the Line of Credit, bear interest at the prime rate plus 1% and mature August 8, 2009.  Borrowings under the Line of Credit are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, revenue levels and other related items.   At September 30, 2007, there were no borrowings outstanding under the Line of Credit.

We believe our cash balance is sufficient to fund our operations through at least September 30, 2008.  If cash reserves and Line of Credit are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

In May 2007, holders of our December debentures elected to convert $0.8 million of the principal amount of December 2006 debentures into 509,610 shares of our common stock at a conversion price of $1.54 per share.  In addition, in July 2007, holders of such debentures elected to convert an additional $0.9 million of the principal amount of such debentures into 599,048 shares of our common stock at a conversion price of $1.54 per share.  On July 30, 2007 and August 8, 2007, holders of our February debentures converted 100% of the outstanding balance ($1.5 million) into 1,002,598 unregistered shares of our common stock at a conversion price of $1.54.  The unamortized note discounts and deferred financing costs totaling $1.0 million associated with such debentures will be recognized as interest expense during the three months ended September 30, 2007. We issued an additional 200,520 unregistered shares of our common stock to the holders of our February debentures as an inducement for the early conversion and acceptance of unregistered shares, and will recognize a non-operating expense of approximately $0.8 million related to the issuance of these additional shares.

With respect to our August debentures, as of September 30, 2007, the entire principal amount ($8.0 million) is outstanding and no payments of principal or interest have become due or paid.

Following the conversions discussed above, the aggregate remaining face value of our outstanding debentures, which consist of our December debentures and our August debentures, is $10.0 million.  Further, as a result of conversions, monthly principal payments on our December debentures have been satisfied through January 2008, and the next monthly principal payment is due February 1, 2008.  Our first monthly principal payment on our August 2007 debentures is due December 1, 2007.  The total monthly principal payment amounts on both our December debentures and August debentures are scheduled to be as follows:

	Monthly Principal Payment Amount
Date	December Debentures	August Debentures	Total
12/1/2007	$0	$444,450	$444,450
1/01/2008	0	444,450	444,450
2/1/2008	9,524	444,500	454,024
3/1/2008	111,712	444,500	556,212
4/1/2008	203,175	444,500	647,675
5/1/2008	203,175	444,500	647,675
6/1/2008	203,175	444,500	647,675
7/1/2008	203,175	444,500	647,675
8/1/2008	203,175	444,500	647,675
9/1/2008	203,175	444,500	647,675
10/1/2008	203,175	444,500	647,675
11/1/2008	203,175	444,500	647,675
12/1/2008	203,173	444,500	647,673
1/01/2009	-	444,500	444,450
2/01/2009	-	444,500	444,450
3/01/2009	-	444,500	444,450
4/01/2009	-	444,500	444,450
5/01/2009	-	444,500	444,450
	$1,949,809	$8,001,000	$9,950,809

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through maturity in May 2009 is (i) $0.1 million with respect to our December debentures, or on average, $7,000 per month, and (ii) $0.5 million with respect to our August debentures, or on average, $26,000 per month.

We have the right to pay interest and monthly principal payments due in respect of the debentures in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, which we currently do with respect to our December debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.54 for our December debentures and $3.68 for our August debentures) or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be the then effective conversion price.   The conversion of these debentures could result in substantial dilution to our existing stockholders.

The closing market price of our common stock was $2.71 on November 6, 2007.  Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds 200% of the effective conversion price for 20 trading days out of a consecutive 30 trading day period.

With respect to our December debentures, the current conversion price is $1.54, and therefore 200% of the conversion price is $3.08.  If the price of our common stock is below $3.08 per share but is substantially above $1.54 per share, we anticipate that the holders of these debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash.  If the price of our common stock is below $1.54, the current conversion price, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.  If our cash flows from operations are not sufficient to make principal and interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.  If we are unable to pay the principal and interest in cash, we will make the payments in our common stock pursuant to the terms of the agreements including a conversion price based on the lower of $1.54 or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

With respect to our August debentures, until our stock price exceeds $7.36, if ever, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.  If our cash flows from operations are not sufficient to make principal and interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.  If we are unable to pay the principal and interest in cash, we will make the payments in our common stock pursuant to the terms of the agreements including a conversion price based on the lower of $3.68 or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

Recent Financings

The table below provides the following information relative to our November 2006 Private Placement, our December/February Private Placements and our August 2007 Private Placements: (i) the gross proceeds to us from each of the private placements, (ii) each payment we made or may be required to make to the investors, any affiliate of the investors or any person with whom the investors have a contractual relationship regarding the private placements (other than principal and interest payments we will be required to make under the terms of the debentures issued in these private placements, or dividend payments in respect of our Series A Stock, which are discussed below), and (iii) the net proceeds to us from each of the private placements.

	Private Placement
Investor Name	December 2006	February 2007 (3)	August 2007 (4)

Enable Growth Partners LP	$1,700,000	$717,500	$11,400,125
Enable Opportunity Partners LP	200,000	84,875	3,000,125
Pierce Diversified Strategy Master Fund LLC, ena	100,000	42,000	600,375
Crescent International Ltd.	1,200,000	506,625	-
Hudson Bay Fund LP	-	-	2,150,125
Hudson Bay Overseas Fund LTD.	-	-	2,850,125

Gross proceeds	3,200,000	1,351,000	20,000,875

Less fees and expenses:
Payment to Kaufman Bros., L.P. and investor relations firm (1)	(80,000)	(33,775)	(1,350,000)
Payment to Enable funds (2)	(30,000)	-	-
Payment to Feldman Weinstein & Smith (2)	-	(5,000)	(40,000)
	(110,000)	(38,775)	(1,040,000)

Net proceeds	$3,090,000	$1,312,225	$18,610,875

(1) Kaufman Bros. acted as our advisors on the respective transactions.
(2) Reimbursement of legal fees and due diligence costs incurred by the investor.
(3) We used $1.3 million of the proceeds to payoff a note held by a stockholder.
(4) We used $13.8 million of the proceeds to make payments related to our AccessLine acquisition.

December 2006 Private Placement

As of September 30, 2007, the holders of our December debentures have elected to convert approximately $1.7 million of the principal amount of such debentures into shares of our common stock, leaving a principal balance of approximately $2.0 million.  Under the terms of such debentures, monthly principal payments were to begin July 1, 2007 and end December 31, 2008.  As a result of the conversions, we have not made any monthly principal payments in cash to date and such payments through January 2008 have been satisfied.  The next monthly principal payment is due February 1, 2008.  To date, we have satisfied all interest payments through the issuance of shares of our common stock.

We received $3.2 million in gross proceeds from our December 2006 Private Placement.  Assuming that we pay all remaining principal and interest payments due under our December debentures in cash on their respective due dates, the total amount of payments that we have made and may be required to make under the terms of these debentures is $2.1 million.

We received net proceeds of $3.1 million from our December 2006 Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 67%.

The closing market price of our common stock per share was $1.48 on December 28, 2006, the date we entered into the securities purchase agreement related to our December 2006 Private Placement.  The initial conversion price for our December debentures is $1.54 per share and the exercise price of the related warrants is $1.69 per share.  As of December 28, 2006, there was no discount to the closing market price for the conversion of the debentures or the exercise of the warrants.

February 2007 Private Placement

The entire principal amount of our February debentures was converted into shares of our common stock.  As a result, we no longer have any payment obligations under these debentures.  We had not made any principal payment before conversion, and we paid less than $0.1 million in interest before conversion.  In connection with the conversion of the debentures into unregistered shares of our common stock, we issued the holders an additional aggregate 200,520 unregistered shares of our common stock as an inducement for the early conversion and acceptance of unregistered shares.  None of the warrants issued in our February 2007 Private Placement have been exercised as of September 30, 2007.

The closing market price of our common stock per share was $2.49 on February 12, 2007, the date we entered into the securities purchase agreement related to our February 2007 Private Placement.  The entire principal amount of our February debentures was converted at a conversion price of $1.54 per share and the exercise price of the related warrants is $1.69 per share.  The table below provides information about (i) gross proceeds we received from each investor in our February 2007 Private Placement and (ii) the possible discount to the closing market price as of the date of sale of these debentures and warrants.  The possible discount was calculated by subtracting the total conversion price on the date of sale (February 12, 2007) from the combined market price of the total number of shares issued upon conversion of the debentures (including the 200,520 shares issued as an inducement for early conversion and acceptance of unregistered shares) and warrants on that date.

Investor Name	Gross Proceeds	Discount to Closing Market Price

Enable Growth Partners LP	$717,500	$777,403
Enable Opportunity Partners LP	84,875	91,960
Pierce Diversified Strategy Master Fund LLC, ena
Fund LLC, ena	42,000	45,506
Crescent International Ltd.	506,625	548,923
	$1,351,000	$1,463,792

December/February Private Placements in the Aggregate

As of September 30, 2007, the holders of the debentures we issued in our December/February Private Placements have elected to convert approximately $3.3 million in the aggregate of the principal amount of such debentures into shares of our common stock, leaving a principal balance in the aggregate of approximately $2.0 million.  Under the terms of such debentures, monthly principal payments were to begin July 1, 2007 and end December 31, 2008.  As a result of conversions, we have not made a monthly principal payment in cash and all such payments through January 2008 have been satisfied.  The next monthly principal payment is due February 1, 2008.

We received $4.6 million in gross proceeds from our December/February Private Placements.  Assuming that we pay all remaining principal and interest payments due under our December debentures in cash on their respective due dates, the total amount of payments that we have made and may be required to make under the terms of both our December debentures and February debentures, plus the $42,717 that we paid for accrued interest on our February debentures before conversion, is $2.1 million.

The aggregate average monthly principal payment due from February 2008 to December 2008 is $177,255 (no monthly principal payments are due until February 1, 2008).  The aggregate average monthly interest payment due from September 2007 to December 2008 is $10,355.

Assuming that we pay all principal and interest payments due under the debentures that we sold in our December/February Private Placements in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $2.11 million over their respective terms after taking into account conversions of the principal amount of such debentures that have been effected as of September 25, 2007.  The possible net discount to the market price for such debentures, related warrants, and shares issued as inducement for early conversion, aggregates to 1,112,787 assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is.  We received net proceeds before expenses of $4.4 million from our December/February Private Placements.  The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 48%.

August 2007 Series A Private Placement

Our Series A Stock accrues cumulative dividends at a rate of 5.7% per annum through the third anniversary of the date they were issued, 18% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on January 1, 2008. The dividend rate decreases to zero percent if at any time we are able to force the holders to convert the Series A Stock into shares of our common stock but such conversion does not occur because of caps on the holders beneficial ownership of our common stock.  We may force conversion of our Series A Stock anytime after the later of the (i) 90th day following the effective date of a registration statement covering the shares of common stock issuable upon conversion of the Series A Stock and (ii) the date our common stock is listed for trading on a major trading market or exchange other than the OTC Bulletin Board, if the VWAP for our common stock exceeds 250% of the then effective conversion price for 10 consecutive trading days. Any forced conversion is subject to our meeting certain equity conditions including having an effective registration statement and is subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

We may pay the dividends in cash or with shares of our common stock provided that we meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock so issued. If we pay dividends with shares of our common stock, the shares issued for such purpose will be valued at 85% of the average of the VWAPs for the 20 consecutive trading days immediately before the applicable dividend payment date. If we are unable to make a dividend payment in cash and the equity conditions are not met, the holder may elect to waive the equity conditions requirement and receive shares of our common stock or elect to have the dividends accrue to the next dividend payment date or accreted to, and increase, the outstanding stated value.

August 2007 Debt Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our August 2007 Debt Private Placement and (ii) amount of payments that we may be required to make under the terms of our August debentures assuming all such payments are made in cash when due.  Payments begin December 1, 2007 and continue through May 1, 2009.

		Payments through December 31, 2008			Payments from January 1, 2009 through May 1, 2009
Investor Name	Gross Proceeds	Principal	Interest	Total (1)	Principal	Interest	Total (2)

Enable Growth Partners LP	$3,800,125	$3,136,611	$232,350	$3,368,961	$1,206,389	$18,096	$1,224,485
Enable Opportunity Partners LP	1,000,125	825,500	61,150	886,650	317,500	4,763	322,263
Pierce Diversified Strategy Master Fund LLC, ena	200,375	165,389	12,252	177,641	63,611	954	64,565
Hudson Bay Fund LP	860,125	709,944	52,591	762,535	273,056	4,096	277,152
Hudson Bay Overseas Fund LTD	1,140,125	941,056	69,710	1,010,766	361,944	5,429	367,373
	$7,000,875	$5,778,500	$428,053	$6,206,553	$2,222,500	$33,338	$2,255,838

(1) Averages to $477,427 per month from December 1, 2007 through December 31, 2008.
(2) Averages to $451,167 per month from January 1, 2009 through May 1, 2009.

The closing market price of our common stock per share was $3.60 on August 30, 2007, the date we issued the debentures and warrants in our August 2007 Debt Private Placement.  The initial conversion price for such debentures is $3.68 per share and the exercise price of these warrants is $4.20 per share.  As of the date of issuance, there was no discount to the closing market price for the conversion of the debentures or the exercise of the warrants.

Assuming that we pay all principal and interest payments due under our August debentures in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $8.5 million over their respective terms.  We received net proceeds before expenses of $7.0 million from our August 2007 Debt Private Placement.  The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 121%.

Other Matters Relating to Future Amortizable Charges

As of September 30, 2007, we have $3.3 million of debt discount and $0.5 million of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the straight-line method over the life of the related debt. In July and August 2007, debentures with a face value of $2.5 million were converted into common stock, which will result in accelerated amortization of note discounts and deferred financing costs of approximately $1.3 million for the three months ended September 30, 2007.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by SFAS No. 159 permits all entities, including non-profits, to measure eligible items at fair value at specified election dates. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS 157 and SFAS 159 will have on our financial statements.

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently assessing the impact this statement will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2006, nor do we have any as of September 30, 2007.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business, financial condition or results of operation could be harmed substantially.

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

We have a limited operating history from which to evaluate our business and prospects.  We incurred a net loss applicable to common stockholders of $9.9 million for the nine months ended September 30, 2007 and $3.1 million for the year ended December 31, 2006.  We have an accumulated deficit of $19.8 million at September 30, 2007.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2006 and December 31, 2005, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred a net loss applicable to common stockholders of $9.9 million for the nine months ended September 30, 2007 and $3.1 million for the year ended December 31, 2006.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our December/February Private Placements, in the aggregate, we issued a total of $5.2 million principal amount of convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  In our August 2007 Private Placement we issued 13,000 shares of our Series A Stock, $8.0 million principal amount of convertible debentures and warrants to purchase 2,584,198 shares of our common stock.  In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock, and may issue up to an additional 2,500,000 shares upon the achievement of certain future financial objectives.  All of the shares of our common stock underlying the debentures and warrants we issued in our December/February Private Placements are currently registered for resale by the holders thereof.  Further, we have agreed to register for resale by the investors the shares of common stock underlying the securities we issued in our August 2007 Private Placements, as well as the shares of common stock we issued in connection with our acquisition of AccessLine.  You should expect a significant number of our shares of common stock that are currently registered or that we are obligated to register in the future to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of debentures.

We incurred $13.2 million in principal amount of indebtedness as a result of the issuance of the debentures in our December/February Private Placements and our August 2007 Private Placement, the principal balance of which is $10.0 million as of September 30, 2007.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

Our December debentures and our August debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  For example, the investors in our August 2007 Private Placement have the right to participate in any financing we undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement we agreed to file for the re-sale of our shares of common stock issuable upon conversion and exercise of the securities we issued in our August 2007 Private Placement.

If we pay interest or principal on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  To the extent that we pay principal or interest in common stock during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward.  Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").  Further, to the extent that conversion of the debenture requires us to issue more shares of common stock, we are obligated to register the additional shares of stock under a new registration statement.

Our failure to secure registration of the common stock underlying securities sold in our recent private placements could result in substantial liquidated damages.

Under the terms of the registration rights agreements we entered into with the investors in connection with our December/February Private Placements, we agreed to file two separate registration statements covering the resale of the shares of common stock underlying the securities we sold in such private placements, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act.  Currently both such registration statements are effective.  If we fail to maintain the effectiveness of either of the registration statements, we are required to pay to the investors partial liquidated damages.

We also entered into registration rights agreements with the investors from our August 2007 Private Placement and the holders that received shares of our common stock in connection with our AccessLine acquisition that contain terms substantially identical to those discussed above.  If those registration statements are not declared effective by the SEC by an agreed to date, or if we fail to maintain the effectiveness of either of the registration statements, we are also required to pay partial liquidated damages.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued require monthly principal payments equal to 1/18th of the principal amount due under each debenture.  Such payments began July 1, 2007 and continue through December 31, 2008 with respect to our December debentures.  Such payments begin on December 1, 2007 and continue through May 1, 2009 with respect to our August debentures.  The debentures accrue interest at the rate of 6% per annum, payable quarterly and on each monthly principal payment.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

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

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our Series A Stock or convertible debentures or the exercise price of warrants sold in our recent private placements, it will result in additional dilution.

In recent private placements, we have issued Series A Stock and debentures convertible into, and warrants to purchase, shares of our common stock.  Both our Series A Stock, the debentures and the warrants contain provisions that will require us to reduce the conversion price and exercise price, as the case may be, if we issue additional securities while our Series A Stock, the debentures or warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our Series A Stock or the debentures or the exercise price of the warrants.  If this were to occur, current investors, other than the investors in our recent private placements would sustain material dilution in their ownership interest.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 30, 2007, 23,066,915 shares of our common stock were issued and outstanding. 10,569,212 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

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

In addition to the 10,569,212 shares of "restricted securities" that were issued and outstanding as of September 30, 2007, an aggregate of 19,551,449 shares of common stock that have been issued or will be issuable upon the conversion and exercise of outstanding debentures, preferred stock and warrants are or will be registered for resale in registration statements, not including shares of common stock issuable upon conversion of interest accrued on the debentures.  The additional overhang represented by these registered and to-be registered securities could also have a depressive effect on the public trading price of our common stock.

Risks Related to Our Business

We may encounter difficulties in integrating acquired products, technologies or businesses, which could adversely affect our business.

We recently acquired products and/or assets from each of AVS and AccessLine, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources to the integration and operation of our newly acquired business or any future acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate an acquired company's operations, technologies, products and services, information systems or personnel into our business. Further, businesses we acquire, such as the hosted VoIP business we acquired from AccessLine, may not provide the intended complementary fit with our existing business.  An acquisition may further strain our existing financial and managerial controls, and divert management's attention away from our other business concerns.  There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

We face competition from much larger and well-established companies.

We face competition from much larger and well-established companies.  In addition, with respect to our VoIP business, our competition is not only from other independent VoIP providers, but also from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers and alternative voice communication providers.  Some of our competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have.  As a result, our competitors may have greater credibility with our existing and potential customers.  Further, because most of our target market is already purchasing communications services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

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

We have yet to establish significant customer acceptance of our products or services.  End-users will not begin to use our products or services unless they determine that our products and services are reliable, cost-effective and an effective means of communication.  For some end-users, our products and services are a major capital purchase and purchase decisions are greatly influenced by senior management who are subject to increasing pressures to reduce costs.  These and other factors may affect the rate and level of market acceptance of our products, including:

•	our products price relative to competing products or alternative means of communication;
•	effectiveness of our sales and marketing efforts;
•	capital equipment budgets of our targeted end-users;
•	perception by our targeted end-users of our systems' reliability, efficacy and benefits compared to competing technologies;
•	willingness of our targeted end-users to adopt new technologies; and
•	development of new products and technologies by our competitors.

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

Our profitability could be negatively affected as a result of competitive price pressures in the sale of unified communications products, which could cause us to reduce the price of our products or services.  Any such reduction could have an adverse impact on our margins and profitability. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products.  Moreover, our competitors' financial resources may allow them to offer services at prices below cost or even for free to maintain and gain market share or otherwise improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete.

We may lose a key account.

We currently provide our Smart Number product to approximately 30,000 end users for a single customer, which generates over $1 million of our revenue on a quarterly basis.  That customer informed us that it plans to migrate away from the use of our Smart Number product.  Although that customer has not yet migrated, we anticipate that this account will eventually migrate to another carrier.

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

Our future operating results may vary substantially from period to period and may be difficult to predict.

Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall.  Because of a relatively high unit price of our videoconferencing system, and the relatively small number of units sold each quarter, each sale of our videoconferencing system can represent a significant component of our revenue for a particular quarter.  Therefore, if we do not sell one of our videoconferencing systems when anticipated, our operating results may vary significantly and our stock price may be materially harmed.  These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

•	changes in market demand;
•	the timing of customer orders;
•	timing of when we are able to recognize revenue associated with sales of our system, which varies depending upon the terms of the applicable sales and service contracts
•	customer cancellations;
•	competitive market conditions;
•	lengthy sales cycles and/or regulatory approval cycles;
•	new product introductions by us or our competitors;
•	market acceptance of new or existing products;
•	the cost and availability of components;
•	timing and level of expenditures associated with new product development activities;
•	the mix of our customer base and sales channels;
•	the mix of products sold;
•	continued compliance with industry standards and regulatory requirements; and
•	general economic conditions.

These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections, particularly during the periods in which our sales volume is low.  Any failure to meet investor expectations regarding our operating results may cause our stock price to decline.

We may experience delays in introducing products or services to the market and our products or services may contain defects which could seriously harm our results of operations.

We may experience delays in introducing new or enhanced products or services to the market.  Such delays, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period.  In addition, we may terminate new product, service or enhancement development efforts prior to any introduction of a new product, service or enhancement.  Any delays for new offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products or services, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased sales and could seriously harm our results of operations.

We depend on third party manufacturers to manufacture many of our products, and any delay or interruption in manufacturing by these manufacturers may harm our business.

We do not have long-term purchase agreements with our third party manufacturers and we depend on a concentrated group of third party manufacturers for many of our products. There can be no assurance that our third party manufacturers will be able or willing to reliably manufacture our products on a cost-effective basis or in a timely manner. If we cannot obtain the business of these manufacturers or if any of the manufacturers experience financial or other difficulties in their businesses, our business may be adversely affected.

It may be difficult for us to identify the source of the problem when there is a network problem.

We must successfully integrate our service with products from third party vendors and carriers. When network problems occur, it may be difficult for us to identify its source.  This may result in the loss of market acceptance of our products and we may incur expenses in connection with any necessary corrections.

Decreasing telecommunications rates may diminish or eliminate our competitive pricing advantage.

Telecommunications rates in the markets in which we do business have and may continue to decrease, which may eliminate the competitive pricing advantage of our services.  Customers that use our services to take advantage of our current pricing advantage, may switch to other providers if such pricing advantages diminishes.  Further, continued rate decreases by our competitors may require us to lower our rates, which will reduce or possibly eliminate any gross profit from our services.

We rely on third party service providers for certain aspects of our VoIP business.

Rather than deploying our own network, we leverage the infrastructure of third party service providers to provide telephone numbers, public switched telephone network, or PSTN, call termination and origination services and local number portability for our customers.  Though this has lowered our operating costs in the short term, it has also reduced our operating flexibility and ability to make timely service changes. If any of the third party service providers stop providing the services on which we depend, the delay in switching the underlying services to another service provider, if available, and qualifying this new service could adversely effect our business.

While we believe that we have good relationships with our current service providers, we can give no assurance that they will continue to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we believe we could replace our current providers, if necessary, our ability to provide service to our customers would be impacted during this timeframe, which could adversely effect our business.

Our growth may be limited by certain aspects of our VoIP service.

Our VoIP services are not the same in all respects as those provided by traditional telephone service providers.  For example:

•
We utilize a data circuit rather than traditional wireline voice circuits to interconnect to existing customer premise equipment.  This requires the additional use of a modem and gateway on the customer's premises, which for many of our customers, is an unfamiliar concept.

•	Our emergency calling service is different.

•
Our customers may experience higher dropped-call rates and other call quality issues because our services depend on data networks rather than traditional voice networks and these services have  more single points of failure than traditional wireline networks.

•	Our customers cannot accept collect calls.

•	Our services are interrupted in the event of a power outage or if Internet access is interrupted.

Because our continued growth depends on our target market adopting our services, our ability to adequately address significant differences through our technology, customer services, marketing and sales efforts is important.  If potential customers do not accept the differences between our service and traditional telephone service, they may not subscribe to our VoIP services and our business would be affected adversely.

Our growth may be negatively affected if we are unable to improve our process for local number portability provisioning.

Local number portability, which is considered an important feature by many customers, allows a customer to retain their existing telephone numbers when subscribing to our services.  The customer must maintain their existing telephone service during the number transfer process. Although we are taking steps to reduce how long the process takes, currently the process of transferring numbers can take 20 business days or longer. By comparison, generally, transferring wireless telephone numbers among wireless service providers takes several hours, and transferring wireline telephone numbers among traditional wireline service providers takes a few days.  The additional time our process takes is due to our reliance on third party carriers to transfer the numbers and the delay the existing telephone service provider may contribute to the process. If we fail to reduce the amount of time the process takes, our ability to acquire new customers or retain existing customers may suffer.

We could be liable for breaches of security on our web site or suffer harm due to fraudulent credit card transactions or theft of services or if a third-party vendor fails to deliver credit card transaction processing services.

Although we have implemented processes designed to protect consumer information, prevent fraudulent credit card transactions, theft of services and other security breaches, failure to mitigate such fraud or breaches may adversely affect our business. We rely on third party providers to process and guarantee payments made by customers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. In addition, we may experience losses due to theft of services.  Parties may obtain access to our service without paying for it and international toll calls by unlawfully using our service and/or submitting fraudulent credit card information.  Any costs we incur as a result of fraudulent or disputed transactions could harm our business.

In addition, the functionality of our current billing system relies on third party vendors delivering certain services. If these vendors stop providing such services, we will not be able to charge for our services in a timely or scalable manner, which could decrease our revenue and adversely effect our business.

Our success also depends on our ability to handle a large number of simultaneous calls.

We expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional volume.  This could result in a decreased level of operating performance, disruption of service and a loss of customers, any of which could adversely effect our business.

A higher rate of customer terminations would reduce our revenue or require us to spend more money to grow our customer base.

We must acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues due to customers that terminate our service. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net losses and achieving future profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and our net losses could increase.

Our success also depends on third parties in our distribution channels.

We currently sell our products direct to customers and through resellers. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time and recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely effect our business.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan.  None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

Risks Relating to Our Industry

We face risks associated with our products and services and their development, including new product or service introductions and transitions.

The unified communications market is an emerging market marked by rapid technological changes and frequent introductions of new and enhanced products, which may result in products or services that are superior to ours.  To compete successfully in this market, we must continue to design, develop, manufacture, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost and respond to customer expectations. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

•	our ability to timely identify new technologies and implement product design and development;
•	the scalability of our software products; and
•	our ability to successfully implement service features mandated by federal and state law.

If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products or services may become less useful or obsolete and our operating results will suffer.  Additionally, properly addressing the complexities associated with compatibility issues, sales force training, and technical and sales support are also factors that may affect our success.

Because the communications industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others.

The unified communications industry is susceptible to litigation over patent and other intellectual property rights.  Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain.  We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued.

From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, or potential infringement, of other parties' proprietary rights.   If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement.  If we were unable to obtain a license or successfully redesign our products, we might be prevented from selling our products.  If there is an allegation or determination that we have infringed the intellectual property rights of a third party, we may be required to pay damages, or a settlement or ongoing royalties.  In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline.

Inability to protect our proprietary technology would disrupt our business.

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of November 13, 2007, we had two patents and one patent pending relating to IP call processing and security.  We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Such litigation could result in substantial costs and diversion of management time and resources and could adversely effect our business.

Our VoIP products must comply with industry standards, which are evolving.

Market acceptance of VoIP is, in part, dependent upon the adoption of industry standards so that products from various manufacturers can interoperate. Currently, industry leaders do not agree on which standards should be used for a particular application, and the standards continue to change.  Our VoIP telephony products rely significantly on communication standards (e.g., SIP and MGCP) and network standards (e.g., TCP/IP and UDP) to interoperate with equipment of other vendors. As standards change, we may have to modify our existing products or develop and support new versions of our products.  The failure of our products and services to comply, or delays in compliance, with industry standards could delay or interrupt production of our VoIP products or harm the perception and adoption rates of our service, any of which would adversely effect our business.

Future regulation of VoIP services could limit our growth.

The VoIP industry may be subject to increased regulation.   In addition, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the VoIP industry in a manner that is contrary to our interests.  Increased regulation and additional regulatory funding obligations at the federal and state level could require us to either increase the retail price for our VoIP services, which would make us less competitive, or absorb such costs, which would decrease our profit margins.

Our emergency and E911 calling services differ from those offered by traditional telephone service providers and may expose us to significant liability.

Traditional telephone service providers route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and location information. Our E911 service, where offered, operates in a similar manner.  However, the only location information that our E911 service can transmit to an emergency service dispatcher is the information that our customers have registered with us. A customer's registered location may be different from the customer's actual location at the time of the call, and the customer, in those instances, would have to verbally inform the emergency services dispatcher of his or her actual location at the time of the call.

We do not currently offer E911 service in all areas where are customers are located.  In some areas, emergency calls are delivered with the caller’s address or callback number.  In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point, or PSAP, or emergency services provider and providing the customer's service location and phone number to those local authorities.

Delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences.  In addition, if a customer experiences an Internet or power outage or network failure, the customer will not be able to reach an emergency services provider using our services.  Customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E911 services and, unlike traditional wireline and wireless telephone providers, there are no state or federal provisions that currently indemnify or limit our liability for connecting and carrying emergency 911 phone calls over IP networks.

If we fail to comply with FCC regulations requiring us to provide E911 services, we may be subject to significant fines or penalties.

In May 2005, the FCC required VoIP providers that interconnect with the PSTN to provide E911 service.  On November 7, 2005, the Enforcement Bureau of the FCC issued a notice stating the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E911 compliance by November 28, 2005 to discontinue the provision of interconnected VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the FCC's rules. On November 28, 2005, we filed our E911 compliance report. On March 12, 2007, we received a letter from the Enforcement Bureau requesting that we file an updated E911 Status Report no later than April 11, 2007. On April 11, 2007, we responded to the FCC and indicated that (i) 95.4% of our VoIP subscribers receive 911 service in full compliance with the FCC’s rules, (ii) we do not accept new VoIP customers in areas where it is not possible to provide 911 service in compliance with the FCC rules, (iii) we currently serve only a very small number of existing subscribers in areas where we have not yet deployed a 911 network solution that is fully compliant with the FCC’s regulations and were provisioned with new service after November 28,2005, and (iv) we have procedures in place to ensure that no new subscribers are being provisioned in non-compliant areas.

The FCC may determine that services we may offer based on nomadic emergency calling do not satisfy the requirements of its VoIP E911 order because, in some instances, a nomadic emergency calling solution may require that we route an emergency call to a national emergency call center instead of connecting subscribers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those subscribers not receiving access to emergency services in a manner consistent with the VoIP E911 order.  The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations, cash flows or business reputation.  On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which they tentatively conclude that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically confirm the physical location of a subscriber if the service is such that the subscriber is connected via the Internet. The FCC's VoIP E911 order has increased our cost of doing business and may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. We cannot guarantee that emergency calling service consistent with the VoIP E911 order will be available to all of our subscribers. The FCC's current VoIP E911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial position and results of operations.

Our inability to comply with the requirements of federal law enforcement agencies could adversely affect our business.

Broadband Internet access services and VoIP services are subject to the Communications Assistance for Law Enforcement Act, or CALEA.  All interconnected VoIP providers, such as us, were to become fully CALEA compliant by May 14, 2007.  We engaged a third party to help us develop a solution to be CALEA compliant.  In February 2007, we notified the FCC that we did not expect to have  a CALEA compliant solution completed by May 14, 2007, but that we instead expected to have the development complete by September 1, 2007.  Our formal CALEA compliance testing with the third party was completed on September 28, 2007.  Currently, our CALEA solution is fully deployed in our network.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.  Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely effect our business.

Our inability to comply with the requirements of federal and other regulations related to customer proprietary network information could adversely affect our business.

We recently became subject to the customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and services purchased by the consumer, such as call waiting, call forwarding, and caller ID.  Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent.  We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules.  By December 8, 2007, we must implement internal processes to be in compliance with all of the CPNI rules.  Our inability to comply with the requirements of federal and other regulations related to CPNI or otherwise, could adversely affect our business.

We may be subject to liabilities for past sales and additional taxes.

Based upon a new Internal Revenue Service ruling, we ceased collecting federal excise tax on August 1, 2006 on services and usage revenues that arise from long distance.  We have not collected or accrued liabilities for E911 taxes for VoIP services prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us.  Also, we are currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi.  Our current certification status in these three states may leave us liable for fees and penalties that could decrease our ability to compete with traditional telephone companies. In addition, future expansion of our service, along with other aspects of our evolving business, may result in additional sales and other tax obligations.  One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us.  We have received inquiries or demands from numerous state authorities and are currently under audit by two states. A successful assertion by one or more taxing authorities that we should collect sales, use or other taxes on the sale of our services could result in substantial tax liabilities for past sales, could decrease our ability to compete with traditional telephone companies, and could adversely effect our business.

Our business may suffer if we fail to comply with funding requirements of state or federal funds, or if our customers cancel service due to the impact of these price increases to their service.

In June 2006, the FCC concluded that VoIP providers must contribute to the Federal Universal Service Fund, or USF.  The FCC established a contribution safe harbor percentage of 64.9% of total VoIP service revenue.  Alternatively, VoIP providers are permitted to calculate their contribution based on FCC pre-approved traffic studies. We began contributing to the USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for our customers' retail revenues as well as through our underlying carriers' wholesale charges.  On June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that although the FCC could require VoIP service providers to contribute to the USF, the requirement that traffic studies be pre-approved by the FCC and the requirement that contributions to the USF be made for two quarters from our underlying carriers' wholesale charges were struck down.

On May 31, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to VoIP providers and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act generally requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities. In addition, the FCC stated that VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services.  Although we contribute to the TRS fund as required, we have not yet implemented a solution for the 711 abbreviated dialing requirement.

There is also a risk that states may attempt to assert state universal service fund contribution requirements and other state and local charges. At this time, at least one state contends that providers of interconnected VoIP services, like us, should contribute to its universal service fund.

We cannot predict the impact of these types of obligations on our business or our ability to comply with them. We will likely pass these additional costs on to our customers and the impact of this price increase or our inability to recoup our costs or liabilities or other factors could adversely effect our business. We may be subject to enforcement actions if we are not able to comply with these new requirements.

Our ability to offer new services outside the United States is subject to the local regulatory environment.

The regulations and laws applicable to the VoIP market outside the United States are various and often complicated and uncertain.  Because of our relationship with certain resellers, some countries may assert that we are required to register as a provider in their country.  The failure by us, our customers or our resellers to comply with applicable laws and regulations could adversely effect our business.

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

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock as it did in our August 2007 Series A Private Placement.  Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management.  Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover.

If the holders of our outstanding convertible securities convert or exercise such securities into common stock, we will issue up to 15,133,450 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of September 30, 2007, we had 23,066,915 shares of common stock outstanding.  As of September 30, 2007, we also have Series A Stock that convert into 4,626,335 shares of common stock (assuming conversion at the current conversion price of $2.81), debentures which convert into 3,440,296 shares of common stock (assuming conversion at their respective current conversion price and assuming payment of all accrued interest in cash), warrants which are exercisable for 3,837,929 shares of common stock and stock options exercisable for 3,228,890 shares of common stock.  The conversion price and exercise price, respectively, of the securities we issued in our recent private placements is subject to adjustment.  If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable.  If the holders of our Series A Stock, debentures, warrants, and stock options convert or exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

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

We have paid no cash dividends on any of our classes of capital stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of our outstanding debentures.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

As a result of being a public company, we incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.

As a public company, we incur legal, accounting and other expenses that a private company does not incur. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which requires us to incur legal and accounting expenses. The Sarbanes-Oxley Act of 2002 requires us to maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. The rules and regulations of the SEC increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements place a strain on our systems and resources and divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, executive officers and 5% stockholders beneficially own approximately 29.9% of our outstanding common stock, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2007, our directors, executive officers, and holders of 5% or more of our outstanding common stock, beneficially own, in the aggregate, approximately 29.9% of our outstanding common stock.  As a result, a small number of shareholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions.  This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these shareholders.

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

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During our most recently completed fiscal quarter we complete the acquisition of AccessLine.  The AccessLine acquisition was substantial in relation to our operations, involving the acquisition of a new line of business, new financial and accounting systems, and a substantial increase in personnel.  The acquisition may have materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Limitations on Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer have determined that as of September 30, 2007, our disclosure controls were effective at that "reasonable assurance" level.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2007, in connection with our acquisition of AccessLine Holdings, Inc., we issued 3,939,565 shares of our common stock to certain AccessLine stockholders and creditors.  The value of the shares we issued in connection with the acquisition was based upon a per share value of $3.60.

On August 30, 2007, we entered into a securities purchase agreement with five institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants.  We issued in the aggregate $8.0 million face amount of debentures and warrants to purchase 826,190 shares of our common stock in exchange for net proceeds of $6.6 million after deducting fees and offering expenses.

On August 30, 2007, we entered into a separate securities purchase agreement with same five institutional investors that purchased our debentures and warrants described above.  Under this securities purchase agreement we sold an aggregate of 13,000 shares of our Series A Stock at $1,000 per share and warrants to purchase 1,758,008 shares of our common stock in exchange for net proceeds of $12.1 million after deducting fees and offering expenses.

On August 8, 2007, we issued an aggregate of 375,974 shares of our common stock upon conversion of $0.6 million in principal amount of a debenture we issued in our February 2007 Private Placement, which reflects a conversion price of $1.54 per share.  We issued an additional 75,195 unregistered shares of our common stock to the holder of this debenture as an inducement for the early conversion and acceptance of unregistered shares.

On August 8, 2007, in connection with loan and security agreement we entered into with a lender that granted us a line of credit, we issued such lender an immediately exercisable warrant to purchase 12,784 shares of our common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of our common stock immediately before issuance.  The warrant expires in three years and gives the lender piggyback registration rights.

On August 3, 2007, we issued 250,000 shares of our common stock upon exercise of a warrant held by Aequitas Capital Management, which we issued to Aequitas Capital on March 6, 2007.  On that same day we issued an additional 208,333 shares of our common stock upon exercise of warrants held by Aequitas Hybrid Fund, LLC.  We received gross proceeds of $0.8 million upon exercise of the foregoing warrants.

On July 30, 2007, we issued an aggregate of 599,048 shares of our common stock upon conversion of an aggregate principal amount of $0.9 million of the debentures we issued in our December 2006 Private Placement, which reflects a conversion price of $1.54 per share.  On the same date, we also issued 250,000 shares of our common stock to the holders of such debentures upon the exercise of warrants issued in connection with such debentures at an exercise price of $1.69 per share, which resulted in gross proceeds to us of $0.4 million.

On July 30, 2007, we issued an aggregate of 626,624 shares of our common stock upon conversion of an aggregate principal amount of $1.0 million of the debentures we issued in our February 2007 Private Placement, which reflects a conversion price of $1.54 per share.  We issued an additional 125,325 shares of our common stock to the holders of these debentures as an inducement for the early conversion of such debentures and acceptance of unregistered shares.

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
2.1
Agreement and Plan of Merger dated as of September 1, 2007, by and among Telanetix, Inc., a Delaware corporation, Endzone Acquisition Corp., a Delaware corporation, and AccessLine Holdings, Inc., a Delaware corporation (1)

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)
4.1	Form of common stock purchase warrant issued in connection with the August 2007 financing (1)
4.2	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)
10.1
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the Series A Convertible Preferred Stock offering (1)

10.2
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (1)

10.3	Registration Rights Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (1)
10.4
Security Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on September 4, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.

Dated: November 14, 2007	By:	/s/ Richard M. Ono
Richard M. Ono
Chief Financial Officer (Principal Financial Officer)