Form 10KSB
period 2007-12-31
Telanetix,Inc
filed 2008-04-14
CIK 1277270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No.000-31639
TELANETIX, INC. (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0622733 (I.R.S. Employer Identification No.)
6197 Cornerstone Court E, Suite 108 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
(858) 362-2250 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class Common Stock, Par Value $0.0001	Name of Each Exchange on Which Registered None
Securities registered under Section 12(g) of the Exchange Act:
None (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act[ ]

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for the fiscal year ending December 31, 2007 were $12.2 million.

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock on March 27, 2008 as reported on the OTC Bulletin Board, ($1.68 per share), was approximately $35.8 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of March 27, 2008.

As of March 27, 2008, there were 23,609,507 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of stock currently outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

EXPLANATORY NOTE ABOUT RESTATEMENT

We have restated herein our consolidated financial statements for the fiscal year end December 31, 2006 and our consolidated financial information for each of the three, six and nine months ended March 31, June 30 and September 30, 2007, respectively, to correct errors in such consolidated financial statements and financial information. These errors were attributable to errors in the valuation of warrants issued in connection with our financings in December 2006, February 2007 and August 2007. More information regarding the impact of the restatements on our consolidated financial statements for fiscal year 2006 is disclosed in Note 2 to the Consolidated Financial Statements, and the impact of the restatements on our consolidated financial information for the interim periods of fiscal 2007 is disclosed in Note 22 to the Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on the cover of this report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this report under the caption "ITEM 1—DESCRIPTION OF BUSINESS—Risk Factors," below, and elsewhere in this report which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

This report should be read in conjunction with the consolidated financial statements and the related notes contained in this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Development

Telanetix, Inc. ("we", "us", our, Telanetix or the "Company") was originally incorporated in the State of Nevada in November 2002 under the name "AER Ventures, Inc." On August 18, 2005, we entered into an exchange agreement with Telanetix, Inc., a California corporation, or "Telanetix-California," a company that had been engaged in the development of next generation telepresence videoconferencing solutions since 2001. Under the exchange agreement, we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock. As a result of the exchange, Telanetix-California became our wholly-owned subsidiary. In connection with the exchange we experienced a change of control, and the exchange was treated as a "reverse merger" for accounting purposes. We reincorporated from a Nevada corporation to a Delaware corporation on March 15, 2006, and changed our name from "AER Ventures, Inc." to our current name, "Telanetix, Inc."

Effective April 1, 2007, we acquired AVS Installations, LLC, or "AVS." AVS provides integration, consultation and implementation solutions for customers desiring audio-visual and videoconferencing systems and products. AVS was one of our channel partners who resold our telepresence systems in New York, New Jersey and nearby regions of the United States. AVS as our wholly-owned subsidiary now operates as the sales and integration arm of Telanetix.

Effective September 14, 2007, we acquired AccessLine Holdings, Inc., or "AccessLine." AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. AccessLine continues to operate its business in substantially the same manner as such business was operated before the acquisition.

Our Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence products and solutions.

Our business operates in two segments: Video Solutions and Voice and Network Solutions. Our Video Solutions segment includes our telepresence solutions and other supporting audio-visual applications, and accounted for 40% of our revenues in 2007. Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and telepresence network services, accounted for 60% of our revenues in 2007.

See Note 19 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, gross margin and total assets. A discussion of factors that may affect our operations is set forth in “Risk Factors" in "ITEM 1. DESCRIPTION OF BUSINESS."

From 2002 until recently, our sole business was the development and sale of telepresence solutions. We were a development stage company through 2005, by which time we completed the development of our initial telepresence solution and commenced sales. During 2005, we established channel partner relationships with three of the premiere audio visual integrators in the United States and devoted a substantial portion of our business efforts to establishing customer sales through those channels. In 2006, we focused our business efforts on developing our channel partner relationships and securing working capital to fund operations. During the third quarter of 2006, we also began selling our telepresence systems directly to end-users, and we secured our first significant customer account.

During the quarter ended June 30, 2007, we acquired AVS. With that acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring audio-visual, videoconferencing, and telepresence systems and products. AVS was one of our channel partners who distributed our telepresence systems and related solutions in New York, New Jersey and nearby regions of the United States. AVS now constitutes the telepresence sales and integration division of Telanetix.

We market our telepresence solutions under the name Digital Presence™. The core of our telepresence system is our software components, all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence systems can be designed, built-out and installed with a variety of components to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can tailor solutions to support conference rooms for both small and large audiences. Through September 14, 2007, our revenues were derived from the sale of telepresence and audio-visual solutions.

We further expanded our business by acquiring AccessLine on September 14, 2007. AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. AccessLine's product offerings include VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist. The AccessLine acquisition expanded our IP communications offerings to include a variety of voice and messaging solutions.

AccessLine's revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) telepresence network services, which include connectivity and Network Operations Center Services for telepresence systems, (3) activation fees for new customers; and (4) fees from usage including conference calling and long distance.

Products and Services

Telepresence

Through our Digital PresenceTM product line we provide our customers with a complete system for telepresence. The core of our system is our software components, all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. We have implemented software-based (embedded Linux with real-time extensions) video encoders and decoders based on MPEG-4, the latest video compression technology from the International Standards Organization. For call setup and management, we have implemented and use control protocols based on the Internet Engineering Task Force's Session Initiation Protocol standard. We have also developed a bandwidth management system which is designed to optimize the transmission of video and data over a single network connection. In addition, we have developed the control system to facilitate hassle-free use of the system. We believe that the integration of all of these necessary components into a single system results in ease of use, reliability and quality that is superior to other telepresence systems. A Digital PresenceTM system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements.

Our channel partners and our subsidiary, AVS, act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

We also offer a number of related services, including network connectivity services, which may generate recurring revenues for both us and our channel partners. The primary service we offer is our Virtual Private Routed Network, which runs on the backbone supplied by Savvis Communications Corporation. This network is designed to provide true, high quality-of-service broadband between meeting locations over the Internet. We also offer Network Operations Center services.

VoIP Solutions

AccessLine provides customers with a range of business phone services and applications. At the core of AccessLine's business phone services are their software components, all of which are developed internally and loaded on standard commercial grade servers. AccessLine's phone service can be delivered with a variety of hosted features configured to meet the application needs of the customer. By delivering business phone service to the market in this manner, AccessLine offers flexibility to customers and can serve a variety of business sizes.

AccessLine offers two hosted VoIP products: SmartVoiceTM and SmartVoice PlusTM. SmartVoice replaces a customer's existing telephone lines with a VoIP alternative, but allows the customer to keep using its current phone equipment. The customer has the ability to select the number of office locations, number of phone lines and types of phone numbers. SmartVoice Plus is a virtual VoIP phone system geared for small to mid size companies. It includes both the phone lines and the phone system functionality. All the customer needs to add are the phones. The customer needs to select how many phone lines and how many stations it needs for each office location (minimum is four of each) and determine if it needs additional features such as Automated Attendant, conference calling or fax numbers.

In addition, AccessLine offers a host of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with after hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

AccessLine also offers SmartOfficeTM product that provides a variety of communication services. A customer can select the SmartOffice features necessary to meet that customer's individual needs. Available SmartOffice features include the following:

•	automated menus that allow customers to configure menus of keypad options based on their specific business needs;
•

receptionist routing that, when the customer's SmartOffice number is called, can deliver calls to a specific number (usually a receptionist) and, if that number is busy or unanswered, SmartOffice will route the caller to a menu of options so the caller can still reach the person or information they need;

•	bulletins that provide outgoing information to callers such as hour of operation and driving directions;
•

a dial by name feature that allows callers to enter the first few letters of a person's last name, and provided a match is found, the system will transfer the call to the appropriate person's phone number;

•

a dial by extension feature that allows a caller to enter the extension number of the person they wish to reach, and provided a match is found, the system will transfer the call to the appropriate person's phone number;

•	extensions that provide each user associated with the SmartOffice a personal 2 to 5 digit number;
•

a fax storing and forwarding feature that receives and stores faxes so that callers wishing to send a fax simply enter the SmartOffice number into their fax machine and SmartOffice stores the fax which may be viewed and printed by logging into a personal web site;

•	an ordered hunt group feature that allows the customer to create a list of phone numbers that are called in a specific order when a call is received;
•	a simultaneous hunt group feature that allows the customer to create a list of phone numbers that are all called at the same time when a call is received;
•	call transferring;
•	a voicemail box that may be accessed from any touch-tone phone or through the Internet;
•	group voicemail, which allows users to create group distribution lists to send and forward voicemail messages;
•	the ability to change or modify certain aspects of the SmartOffice service online including creating or changing menus and bulletins;
•	message notification that allows any pager, cell phone or email address to receive a short message alerting that a fax or voicemail has just been received; and
•

an automatic call back feature that when a voicemail message is left in a SmartOffice voicemail box, the system "captures" the caller's phone number and allows the person to call that person back by touching two keys while listening to the message.

Market

We began marketing our Digital Presence TM telepresence systems in 2005. We target our sales to large and mid-sized companies, universities and governmental agencies that have videoconferencing systems but may be disappointed with their performance. We also target large and mid-sized companies, universities and governmental customers who have not used videoconferencing, but might benefit from having an environment for their employees and students to effectively communicate and share ideas and information without the cost, inconvenience and safety concerns associated with today's travel conditions. Our customers use our Digital Presence™ systems for, among other things:

•	regularly scheduled board, management and employee meetings;
•	employee training and distance learning;
•	emergency preparedness strategy sessions; and
•	town hall meetings

AccessLine has been offering business phone solutions and applications to the business market since 1998. AccessLine initially targeted sales to large and mid-sized companies, targeting their satellite offices and remote workers. Since 2006, AccessLine's focus has been on the small and mid-sized business market in the United States.

Distribution

Telepresence

We bring our Digital Presence TM telepresence systems to market through direct sales and through select channel partners. We have established channel partner relationships with some of the premiere audio visual integrators in the United States.

Historically, we have offered our telepresence systems to customers in sale transactions. In March 2007, we entered into an agreement with Aequitas Capital Management, Inc. in order to provide prospective customers with a leasing alternative for our telepresence systems. The initial term of this agreement is for a period of three years, subject to automatic one-year renewals unless earlier terminated by either party. Under the terms of this agreement, qualifying customers will be able to lease one of our systems through private label leasing provided by Aequitas Capital. Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, we sell the system to Aequitas Capital who in turn leases it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer. We agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with this type of leasing arrangement.

In connection with this agreement, we issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. The warrant had a three-year term, and was exercised during the year ended December 31, 2007.

VoIP Solutions

AccessLine also brings its business phone service to market through direct sales and through select channel partners. AccessLine has established channel partner relationships with two large business retailers in the United States, Office Depot and Costco. Both retailers market AccessLine's business phone service through online distribution, much of which is fully automated. Since mid-2006, AccessLine has also devoted a substantial portion of its business efforts to establishing an independent network of sales agents and value added resellers, and building customer sales of AccessLine's fully integrated business phone dial tone service through this network.

Suppliers

Telepresence

We do not rely on a third party for any of our primary software system components, all of which have been developed internally by our product and software development team. To maintain compatibility with the most current industry standards, we have executed licenses for standard protocol libraries from the MPEG Licensing Authority, Radvision, Intel, AMD, and others. Our systems are standards-based. Accordingly, we can and do purchase hardware components, including computers, monitors, cameras, microphones and similar equipment from a variety of third party suppliers on a purchase order basis. As such, we are not dependent on any small group of suppliers for such equipment.

We offer network services for customers that do not have their own network. The backbone for the network we offer is provided by Savvis Communications Corporation. We enter into a 12-month term agreement with Savvis for each network connection (customer location). We invoice our customers for the network services and apply a portion of the revenues to pay Savvis. Under the terms of our agreement with Savvis, the connection may be moved to another location for a nominal relocation fee. The agreements contain a service level agreement for a guaranteed quality of service.

VoIP Solutions

AccessLine does not rely on a third party for any primary software system component, all of which have been developed internally by the AccessLine product and software development team.

AccessLine’s software conforms to industry accepted telecommunications standards. Accordingly, AccessLine is able both to leverage third-party components within its platform and also to integrate with the wide variety of equipment employed by its customers.

AccessLine uses off-the-shelf generic products to construct the network on which AccessLine software operates and delivers its services. These components include VoIP gateways for IP switching and routing, standard high-quality servers and bulk storage solutions, standard operating systems and database software, various carrier suppliers for wide area transmission facilities, various suppliers for customer access, and various suppliers for its public telephony interconnections.

Competition

Telepresence

Telepresence is a segment of the larger videoconferencing market. The videoconferencing market is dominated by large companies such as Polycom, Inc. and Tandberg, each of which sells a variety of videoconferencing solutions at different price points. Hewlett Packard and Cisco Systems, along with Telanetix, have also introduced high quality telepresence systems. What differentiates telepresence from videoconferencing is the focus on providing a high quality, immersive experience. We compete in the telepresence market on the basis of quality, ease of use and cost. We believe the quality of our video and audio resolution is comparable to our competitors in the telepresence space. Our focus on software and standards gives us the ability to upgrade our solutions effectively and to offer a variety of solutions at attractive price points. Further, by developing a user interface which we believe makes using the system as easy as using a telephone, system utilization is increased. We believe that the combination of high system utilization and a purchase price that is a fraction of the price of competing telepresence systems gives our users the ability to realize rapid return on investment.

VoIP Solutions

AccessLine has been offering business phone service and applications to the business market since 1998. AccessLine competes with traditional phone service carriers, as well as cable companies and alternative voice and video communication providers, including those that also base their service on VoIP technology. The traditional phone service carriers, such as AT&T, Qwest Communications and Verizon Communications, are our primary competitors and have historically dominated their regional markets. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Cable companies, such as Cablevision, Comcast, Cox Communications and Time Warner Cable, have made and are continuing to make substantial investments in delivering broadband Internet access to their customers. As a result, they are offering bundled services, which include phone service. Cable companies are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Because most of our target VoIP customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. We believe that we will be able to attract and retain customers based on the quality of our solutions and customer service, integration with a variety of legacy telephone systems, nationwide network, flexible feature set, network and operating architecture and support for industry standards. To distinguish AccessLine from its competitors, the AccessLine phone service delivers what we believe to be a higher quality design through a fully dedicated circuit that will work with a customer's existing phones and phone system.

Regulatory Matters

The VoIP communications industry is subject to regulatory oversight. The future effect of laws, regulations and orders on our operations cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases our costs of providing a VoIP service that may or may not be recoverable from our customers which could result in making our VoIP services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

Below is a brief summary of certain regulatory matters that do or may impact our business:

Emergency Calling.

The Federal Communications Commission, or FCC, requires that VoIP providers offer 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. In addition, VoIP providers were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through VoIP service, as well as notify and to obtain affirmative acknowledgement from our customers that customers were aware of the differences between the emergency calling capabilities offered by VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that it will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have substantially satisfied this requirement of the rule.

We, as do many VoIP providers, rely on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point, or PSAP, which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our subscribers directly to a PSAP. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of December 31, 2007, we provided emergency calling services to substantially all of our applicable VoIP subscribers.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional VoIP E911 obligations on VoIP providers including a requirement that VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. This Notice of Proposed Rulemaking tentatively concluded that all VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically confirm the physical location of a subscriber if the service is such that the subscriber is connected via the Internet. The outcome of this proceeding could increase our cost of doing business and may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable.

Communications Assistance for Law Enforcement Act.

On August 5, 2005, the FCC unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007. We engaged a third party to help us develop a solution to be CALEA compliant. In February 2007, we notified the FCC that we did not expect to have a CALEA compliant solution completed by May 14, 2007, but that we instead expected to have the development complete by September 1, 2007. Our formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

Universal Service Fund.

In June 2006, the FCC concluded that VoIP providers must contribute to the Universal Service Fund, or USF. The FCC established a contribution safe harbor percentage of 64.9% of total VoIP service revenue. Alternatively, VoIP providers are permitted to calculate their contribution based on FCC pre-approved traffic studies. We began contributing to the USF on October 1, 2006 using the 64.9% safe harbor. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges.

Customer Proprietary Network Information.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent. The CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules. New FCC rules regarding CPNI went into effect on December 8, 2007. These new rules included a requirement to file a revised CPNI compliance certificate by March 1, 2008, and then annually moving forward. Pursuant to these new rules, AccessLine filed a revised CPNI compliance certificate with the FCC on February 27, 2008.

Internet Regulation.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Other Matters.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain VoIP providers submit reports regarding the reliability and resiliency of their 911 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. Although we contribute to the TRS fund as required, we have not yet implemented a solution for the 711 abbreviated dialing requirement. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we do not comply with these obligations.

In the latter half of 2007, the FCC released two Report and Orders that increase the costs of doing business. One of them, released on August 6, 2007, concerns the collection of regulatory fees for fiscal year 2007, which, for the first time, mandates the collection of such fees from VoIP providers. This order, which became effective in November 2007, requires that VoIP providers pay regulatory fees based on reported interstate and international revenues. Regulatory fees for the FCC's fiscal year 2007 will be due in 2008. Fiscal year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees on our VoIP service offering will increase our costs and reduce our profitability or cause us to increase the retail price of our VoIP service offerings.

The other order, released on November 8, 2007, imposes local number portability and related obligations on VoIP providers, such as requiring VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to our VoIP service will increase our costs and reduce our profitability or cause us to increase the price of our VoIP service offerings.

Research and Development

We currently employ 25 individuals in research, development and engineering activities, focusing on the design and development of new products and services, as well as the development of enhancements and features to our existing products and services. During 2007 and 2006, our research, development and engineering expenses were approximately $2.2 million and $0.5 million, respectively. We acquired AccessLine in the third quarter of 2007, and the research, development and engineering expenses for 2007 relate primarily to our Voice and Network Solutions segment. Now that we operate in both the telepresence and VoIP markets, we believe that our research and development expenses will approximate $5.0 million annually for the foreseeable future.

In our telepresence business, we continue to develop and release product enhancements designed to allow our Digital Presence™ product line to be even more highly interoperable with leading H.323 and SIP desktop and stand alone videoconferencing systems. We have improved quality and bandwidth efficiency of our MPEG4 and H.264 video codec and AAC audio codec. In addition to our existing audio codecs, we have licensed G 722.IC (Polycom Siren14TM) for improved interoperable audio. We are leveraging the flexibility of our technology platform to specifically target high impact and/or high volume verticals to create uniquely adapted and positioned products. We have completed our High Definition (HD) platform expansion and now support multiple levels of HD and Standard Definition (SD) video in the same technology platform across our product line. Our HD products can interoperate with our existing SD products, and we continue to expand interoperability of HD, SD, and application workflow specific mixes of the two among our Digital Presence TM systems and with desktop and stand alone systems.

We are currently working features designed to enhance interoperability between our Digital Presence™ product line and leading Session Initiation Protocol, or SIP, and H.323 enabled video and desktop conferencing systems.  With respect to our VoIP products, future research will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, the 802.11 standard and other wireless applications.

Employees

We have 142 full-time employees as of March 27, 2008, and no part-time employees. We also retain the services of independent contractors to perform software development projects. We currently have four independent contractors working on software development projects.

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

Recent Developments

March 2008 Private Placement.

On March 27, 2008, we entered into a separate securities purchase agreement with two of the institutional investors that invested in our Series A preferred stock private placement, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of our common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection. We refer to this transaction as our March 2008 Private Placement. Our March 2008 Private Placement resulted in net proceeds to us of $2.8 million, after deducting fees and expenses.

In this report we may refer to the debentures we issued in our March 2008 Private Placement as our March debentures. A summary of the terms of our March debentures is set forth below. Such summary is qualified by reference to a copy of the March debentures which is filed as an exhibit to our Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 1, 2008.

•	Term. The debentures are due and payable on April 30, 2010.
•	Monthly Principal Payments. Monthly principal payments equal to 1/18 of the debentures begin October 1, 2008 and continue through March 1, 2010.
•	Conversion Price. The conversion price per share is $1.60, subject to adjustment including full ratchet, anti-dilution protection.
•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.60) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.60, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," below for more information regarding the beneficial ownership caps.

•

Forced Conversion. Subject to compliance with certain equity conditions, and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.

The sale of securities in connection with our March 2008 Private Placement resulted in an adjustment of the number of common shares underlying the outstanding warrants, and the conversion and exercise prices of the securities we issued in our December 2006, February 2007 and August 2007 private placements. The investors in our August 2007 private placement entered into a waiver in connection with our March 2008 Private Placement pursuant to which we and the investors confirmed that the conversion price or exercise price, as the case may be, of the outstanding shares of our Series A preferred stock, debentures and warrants we issued in our previous private placements were all adjusted to $1.54 in connection with our March 2008 Private Placement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financings" below.

Pursuant to terms of our Series A preferred stock we issued in August 2007, effective April 1, 2008, the stated value of such stock increased by 15% because our common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. We submitted application materials to a major exchange, but did not achieve listing status as of March 31, 2008. In connection with waivers granted in connection with our March 2008 Private Placement, the holders of our preferred stock agreed to waive any additional default for failure to list, in exchange for our use of commercially reasonable efforts to secure the listing of our common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if we fail to secure the listing of our common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, we are required to pay the holders an amount equal to 15% of the stated value of our Series A preferred stock, such amount being payable in common stock valued at the then applicable conversion price for our Series A preferred stock.

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

We have a limited operating history from which to evaluate our business and prospects. We incurred a net loss of $10.6 million for the year ended December 31, 2007, and $3.1 million for the year ended December 31, 2006. We have an accumulated deficit of $20.6 million at December 31, 2007. Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2007 and December 31, 2006, we had not generated sufficient revenues to meet our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time. We incurred a net loss of $10.6 million for the year ended December 31, 2007, and $3.1 million for the year ended December 31, 2006. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our December 2006 and February 2007 private placements, in the aggregate, we issued a total of $5.2 million principal amount of convertible debentures and warrants to purchase 1,350,947 shares of our common stock. In our August 2007 private placement we issued 13,000 shares of our Series A preferred stock, $8.0 million principal amount of convertible debentures and warrants to purchase 2,584,198 shares of our common stock. In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock, and may issue up to an additional 2,500,000 shares upon the achievement of certain future financial objectives. In our March 2008 Private Placement, in the aggregate, we issued a total of $3.4 million principal amount of convertible debentures and warrants to purchase 814,285 shares of our common stock. Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144. As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of debentures.

We incurred $13.2 million in principal amount of indebtedness as a result of the issuance of the debentures in our December 2006, February 2007 and August 2007 private placements, the principal balance of which is $7.3 million as of December 31, 2007. We incurred $3.4 million in principal amount of indebtedness as a result of the issuance of the debentures in our March 2008 Private Placement. The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

Our December debentures, August debentures and March debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary. For example, the investors in our March 2008 Private Placement have the right to participate in any financing we undertake through June 27, 2009.

If we pay interest or principal on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. We paid the monthly principal payment and interest payment due on March 1, 2008 in respect of our August debentures with shares of our common stock based on a conversion price equal to 85% of the average of the VWAP per share. See "ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Recent Financings," below. To the extent that we pay principal or interest in common stock during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward. Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued require monthly principal payments equal to 1/18th of the principal amount due under each debenture. Such payments began July 1, 2007 and continue through December 31, 2008 with respect to our December debentures. Such payments began on December 1, 2007 and continue through May 1, 2009 with respect to our August debentures. Such payments begin October 1, 2008 and continue through March 1, 2010 with respect to our March debentures. The debentures accrue interest at the rate of 6% per annum, payable quarterly and on each monthly principal payment. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock. To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds. If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us. Any such action could impose significant costs on us and require us to curtail or cease operations.

In addition, the debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, or failure to deliver share certificates in a timely manner. In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses. If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us. Any such action could impose significant costs on us and require us to curtail or cease operations.

Our failure to meet targeted revenue growth could result in an increase in the stated value of the Series A preferred stock by an aggregate of 35%.

Pursuant to terms of the August financing agreements, the stated value of our Series A preferred stock will increase by 35% if our revenues for the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008 are, in the aggregate, less than $30.0 million. Revenues for the fiscal quarter ended December 31, 2007 were $7.4 million.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our Series A preferred stock or convertible debentures or the exercise price of warrants sold in our recent private placements, it will result in additional dilution.

In recent private placements, we have issued securities convertible or exercisable into shares of our common stock. These securities contain provisions that require us to reduce their respective conversion price or exercise price if we issue other securities at a lower purchase price or with a lower conversion or exercise price. When we paid the interest and monthly payment due March 1, 2008 with respect to our August debentures with common stock, the conversion price of our Series A preferred stock and August debentures and the exercise price of the related warrants decreased. When we issued the March debentures, the conversion price of our Series A preferred stock and August debentures and the exercise of the related warrants decreased again. When this occurs, and if this were to occur again, generally stockholders sustain material dilution in their ownership interest.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. As of March 27, 2008, 23,609,507 shares of our common stock were issued and outstanding, of which 9,637,859 shares are "restricted securities." Under some circumstances, these restricted securities may, in the future, be sold in compliance with Rule 144 adopted under the Securities Act of 1933, or the Securities Act. In general, under Rule 144, subject to the satisfaction of other conditions, a person who is not an affiliate and who has beneficially owned restricted securities for at least six months is entitled to sell such shares under Rule 144.

A person who presently is or who has been an affiliate at anytime during the three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least six months is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

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

During 2007, we acquired products and/or assets from both AVS and AccessLine, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources to the integration and operation of our newly acquired businesses or any future acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate an acquired company's operations, technologies, products and services, information systems or personnel into our business. Further, businesses we acquire, such as the hosted VoIP business we acquired from AccessLine, may not provide the intended complementary fit with our existing business. An acquisition may further strain our existing financial and managerial controls, and divert management's attention away from our other business concerns. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

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

We continue to develop and introduce new products. End-users will not begin to use our products or services unless they determine that our products and services are reliable, cost-effective and an effective means of communication. For some end-users, our products and services are a major capital purchase and purchase decisions are greatly influenced by senior management who are subject to increasing pressures to reduce costs. These and other factors may affect the rate and level of market acceptance of our products, including:

•	our products’ price relative to competing products or alternative means of communication;
•	effectiveness of our sales and marketing efforts;
•	capital equipment budgets of our targeted end-users;
•	perception by our targeted end-users of our systems' reliability, efficacy and benefits compared to competing technologies;
•	willingness of our targeted end-users to adopt new technologies; and
•	development of new products and technologies by our competitors.

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

We may lose a key account.

We currently provide our Smart NumberTM product to approximately 30,000 end users for a single customer, which generates over $1 million of our revenue on a quarterly basis. Over a year ago, that customer informed us that it planned to migrate away from the use of our Smart NumberTM product. The migration process has begun. If we cannot identify new customers to offset this anticipated loss in business our financial position and results of operations will decline.

The sales cycle for our telepresence system can be long and unpredictable.

Selling our products and services often requires several customer meetings and demonstrations and the time from introduction to sale of our telepresence system can take months as end-users educate themselves on the benefits of products and services. Our quarterly revenues and operating results depend upon the timing of orders received during a given quarter and the shipment and recognition of resulting revenue during each quarter, each of which is extremely difficult to forecast.

Our future operating results may vary substantially from period to period and may be difficult to predict.

Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. Because of a relatively high unit price of our telepresence system, and the relatively small number of units sold each quarter, each sale of our telepresence system can represent a significant component of our revenue for a particular quarter. Therefore, if we do not sell one of our telepresence systems when anticipated, our operating results may vary significantly and our stock price may be materially harmed. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

•	changes in market demand;
•	timing of customer orders;
•	timing of when we are able to recognize revenue associated with sales of our system, which varies depending upon the terms of the applicable sales and service contracts;
•	customer cancellations;
•	competitive market conditions;
•	lengthy sales cycles and/or regulatory approval cycles;
•	new product introductions by us or our competitors;
•	market acceptance of new or existing products;
•	cost and availability of components;
•	timing and level of expenditures associated with new product development activities;
•	mix of our customer base and sales channels;
•	mix of products sold;
•	continued compliance with industry standards and regulatory requirements; and
•	general economic conditions.

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

Decreasing telecommunications rates may diminish or eliminate our competitive pricing advantage in the VoIP business.

Telecommunications rates in the markets in which we do business have and may continue to decrease, which may eliminate the competitive pricing advantage of our services. Customers who use our services to benefit from our current pricing advantage may switch to other providers if such pricing advantage diminishes. Further, continued rate decreases by our competitors may require us to lower our rates, which will reduce or possibly eliminate any gross profit from our services.

We rely on third party service providers for certain aspects of our VoIP business.

Rather than deploying our own network, we leverage the infrastructure of third party service providers to provide telephone numbers, public switched telephone network, or PSTN, call termination and origination services, and local number portability for our customers. Though this has lowered our operating costs in the short term, it has also reduced our operating flexibility and ability to make timely service changes. If any of the third party service providers stop providing the services on which we depend, the delay in switching the underlying services to another service provider, if available, and qualifying this new service could adversely affect our business.

While we believe that we have good relationships with our current service providers, we can give no assurance that they will continue to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we believe we could replace our current providers, if necessary, our ability to provide service to our customers would be impacted during this timeframe, which could adversely affect our business.

Our growth may be limited by certain aspects of our VoIP service.

Our VoIP services are not the same in all respects as those provided by traditional telephone service providers. For example:

•

We utilize a data circuit rather than traditional wireline voice circuits to interconnect to existing customer equipment. This requires the additional use of a modem and gateway on the customer's premises, which is an unfamiliar concept for many of our customers.

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

Because our continued growth depends on our target market adopting our services, our ability to adequately address significant differences through our technology, customer services, marketing and sales efforts is important. If potential customers do not accept the differences between our service and traditional telephone service, they may not subscribe to our VoIP services and our business would be adversely affected.

Our growth in the VoIP business may be negatively affected if we are unable to improve our process for local number portability provisioning.

Local number portability, which is considered an important feature by many customers, allows a customer to retain their existing telephone numbers when subscribing to our services. The customer must maintain their existing telephone service during the number transfer process. Although we are taking steps to reduce how long the process takes, currently the process of transferring numbers can take 20 business days or longer. By comparison, generally, transferring wireless telephone numbers among wireless service providers takes several hours, and transferring wireline telephone numbers among traditional wireline service providers takes a few days. The additional time our process takes is due to our reliance on third party carriers to transfer the numbers and any delay by the existing telephone service provider may contribute to the process. If we fail to reduce the amount of time the process takes, our ability to acquire new customers or retain existing customers may suffer.

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

In addition, the functionality of our current billing system relies on third party vendors delivering certain services. If these vendors stop providing such services, we will not be able to charge for our services in a timely or scalable manner, which could decrease our revenue and adversely affect our business.

Our success in the VoIP business also depends on our ability to handle a large number of simultaneous calls.

We expect the volume of simultaneous calls to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional volume. This could result in a decreased level of operating performance, disruption of service and a loss of customers, any of which could adversely affect our business.

A higher rate of customer terminations would reduce our revenue or require us to spend more money to grow our customer base in the VoIP business.

We must acquire new customers on an ongoing basis to maintain our existing level of customers and revenues due to customers that terminate our service. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net losses and achieving future profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and our net losses could increase.

Our success also depends on third parties in our distribution channels.

We currently sell our products both directly to customers and through resellers. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time and recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.

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

The unified communications market is an emerging market marked by rapid technological changes and frequent introduction of new and enhanced products, which may result in products or services that are superior to ours. To compete successfully in this market, we must continue to design, develop, manufacture, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost and respond to customer expectations. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad. As of March 27, 2008, we had two patents and one patent pending relating to IP call processing and security. We cannot predict whether such pending patent application will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

Our VoIP products must comply with industry standards, which are evolving.

Market acceptance of VoIP is, in part, dependent upon the adoption of industry standards so that products from various manufacturers can interoperate. Currently, industry leaders do not agree on which standards should be used for a particular application, and the standards continue to change. Our VoIP telephony products rely significantly on communication standards (e.g., SIP and MGCP) and network standards (e.g., TCP/IP and UDP) to interoperate with equipment of other vendors. As standards change, we may have to modify our existing products or develop and support new versions of our products. The failure of our products and services to comply, or delays in compliance, with industry standards could delay or interrupt production of our VoIP products or harm the perception and adoption rates of our service, any of which would adversely affect our business.

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

Our emergency and E911 calling services differ from those offered by traditional telephone service providers and may expose us to significant liability in the VoIP business.

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

If we fail to comply with FCC regulations requiring us to provide E911 services, we may be subject to significant fines or penalties in the VoIP business.

In May 2005, the FCC required VoIP providers that interconnect with the PSTN to provide E911 service. On November 7, 2005, the Enforcement Bureau of the FCC issued a notice stating the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E911 compliance by November 28, 2005 to discontinue the provision of VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the FCC's rules. On November 28, 2005, we filed our E911 compliance report. On March 12, 2007, we received a letter from the Enforcement Bureau requesting that we file an updated E911 Status Report no later than April 11, 2007. On April 11, 2007, we responded to the FCC and indicated that (i) 95.4% of our VoIP subscribers receive 911 service in full compliance with the FCC’s rules, (ii) we do not accept new VoIP customers in areas where it is not possible to provide 911 service in compliance with the FCC rules, (iii) we currently serve only a very small number of existing subscribers in areas where we have not yet deployed a 911 network solution that is fully compliant with the FCC’s regulations and were provisioned with new service after November 28, 2005, and (iv) we have procedures in place to ensure that no new subscribers are being provisioned in non-compliant areas.

The FCC may determine that services we may offer based on nomadic emergency calling do not satisfy the requirements of its VoIP E911 order because, in some instances, a nomadic emergency calling solution may require that we route an emergency call to a national emergency call center instead of connecting subscribers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those subscribers not receiving access to emergency services in a manner consistent with the VoIP E911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations, cash flows or business reputation. On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which they tentatively conclude that all VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically confirm the physical location of a subscriber if the service is such that the subscriber is connected via the Internet. The FCC's VoIP E911 order has increased our cost of doing business and may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. We cannot guarantee that emergency calling service consistent with the VoIP E911 order will be available to all of our subscribers. The FCC's current VoIP E911 order, follow-on orders or clarifications, or their impact on our customers due to service price increases or other factors, could have a material adverse affect on our business, financial position and results of operations.

Our inability to comply with the requirements of federal law enforcement agencies could adversely affect our VoIP business.

Broadband Internet access services and VoIP services are subject CALEA. All VoIP providers, such as us, were to become fully CALEA compliant by May 14, 2007. We engaged a third party to help us develop a solution to be CALEA compliant. In February 2007, we notified the FCC that we did not expect to have a CALEA compliant solution completed by May 14, 2007, but that we instead expected to have the development complete by September 1, 2007. Our formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business.

Our inability to comply with the requirements of federal and other regulations related to customer proprietary network information could adversely affect our VoIP business.

We recently became subject to the customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and services purchased by the consumer, such as call waiting, call forwarding, and caller ID. Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent. We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules. New FCC rules regarding CPNI went into effect on December 8, 2007. These new rules included a requirement to file a revised CPNI compliance certificate by March 1, 2008, and then annually moving forward. Pursuant to these new rules, AccessLine filed a revised CPNI compliance certificate with the FCC on February 27, 2008.

We may be subject to liabilities for past sales and additional taxes.

Based upon a new Internal Revenue Service ruling, we ceased collecting federal excise tax on August 1, 2006 on long-distance or bundled services. We have not collected or accrued liabilities for E911 taxes for VoIP services prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us. Also, we are currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi. Our current certification status in these three states may leave us liable for fees and penalties that could decrease our ability to compete with traditional telephone companies. In addition, future expansion of our service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us. We have received inquiries or demands from numerous state authorities and may be subjected to audit at any time. A successful assertion by one or more taxing authorities that we should collect sales, use or other taxes on the sale of our services could result in substantial tax liabilities for past sales, could decrease our ability to compete with traditional telephone companies, and could adversely affect our business.

Our VoIP business may suffer if we fail to comply with funding requirements of state or federal funds, or if our customers cancel service due to the impact of these price increases to their service.

Currently, VoIP providers must contribute to the federal USF. There is a risk that states may attempt to assert state USF contribution requirements and other state and local charges. At this time, at least one state contends that providers of VoIP service should contribute to its USF. In addition, VoIP providers are subject to Section 225 of the Communications Act, which requires contribution to the TRS fund and requires VoIP providers to offer 711 abbreviated dialing for access to relay services. Although we contribute to the TRS fund, we have not yet implemented a solution for the 711 abbreviated dialing requirement. We cannot predict the impact of these types of obligations on our business or our ability to comply with them. We will likely pass these additional costs on to our customers and the impact of this price increase or our inability to recoup our costs or liabilities or other factors could adversely affect our business. We may be subject to enforcement actions if we are not able to comply with these new requirements.

We may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Currently, we do not collect state telecommunications taxes or other telecommunications surcharges with respect to our VoIP service in accordance with current industry practice.  Future expansion of our VoIP service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

We have received inquiries or demands from numerous states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of VoIP services. On July 1, 2006, we began collecting certain state and local E911 charges from our customers for these amounts. The amounts collected from our customers are remitted to the proper authorities. We have not collected or accrued liabilities for E911 taxes prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results.

Our ability to offer new VoIP services outside the United States is subject to the local regulatory environment.

The regulations and laws applicable to the VoIP market outside the United States are various and often complicated and uncertain. Because of our relationship with certain resellers, some countries may assert that we are required to register as a provider in their country. The failure by us, our customers or our resellers to comply with applicable laws and regulations could adversely affect our business.

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

The market price of our common stock may be significantly affected by a variety of factors, including:

•	announcements of new products, product enhancements, new services or service enhancements by us or our competitors;
•	announcements of strategic alliances or significant agreements by us or by our competitors;
•	technological innovations by us or our competitors;
•	quarterly variations in our results of operations;
•	acquisition of one of our competitors by a significantly larger company;
•	general market conditions or market conditions specific to technology industries;
•	sales of large blocks of our common stock; and
•	domestic and international macroeconomic factors.

Our board of directors has the right to issue additional shares of common stock or preferred stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock as it did in our August 2007 Series A preferred stock private placement. Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, thereby protecting the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover

If the holders of our outstanding convertible securities convert or exercise such securities into common stock, we will issue up to31,270,784shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of March 27, 2008, we had 23,609,507 shares of common stock outstanding. As of March 27, 2008, we also have Series A preferred stock that convert into 8,441,558 shares of common stock (assuming conversion at the current conversion price of $1.54), debentures which convert into 7,364,902 shares of common stock (assuming conversion at their respective current conversion price and assuming payment of all accrued interest in cash), warrants which are exercisable for 9,215,602 shares of common stock and stock options that have been granted for 6,248,722 shares of common stock. The conversion price and exercise price, respectively, of the securities we issued in our recent private placements is subject to adjustment. If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable. If the holders of our Series A Stock, debentures, warrants, and stock options convert or exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

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

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. In addition, we are currently restricted from paying any dividends on our common stock under the terms of our outstanding debentures. Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Our compliance with the SEC's rules concerning internal controls will be costly, time-consuming and difficult for us.

The Sarbanes-Oxley Act of 2002, or "SOX," that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. Compliance with Section 404 of SOX has caused us to incur significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  Currently, the SEC's rules under Section 404 of SOX requires us to have our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2008.  We have been advised by our independent registered public accounting firm that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2008, our internal controls are effective. We anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our registered public accounting firm to express an opinion that we maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008. If our registered public accounting firm is unable to express an opinion that we maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, investors may react by selling our stock, causing its price to fall.

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

Our directors, executive officers and 5% stockholders beneficially own approximately28.01% of our outstanding common stock, which could limit outside stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 27, 2008, our directors, executive officers, and holders of 5% or more of our outstanding common stock, beneficially own, in the aggregate, approximately 28.01% of our outstanding common stock. As a result, a small number of shareholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these shareholders.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, where we lease approximately 5,662 square feet of office space. This lease is for a term of 39 months which commenced in July 2005. The monthly rental payment including utilities and operating expenses for the facility is approximately $7,300.

AVS leases approximately 7,826 square feet of office space at 400 Raritan Center Parkway, Suite D, in Edison, New Jersey. The lease term is 61 months, expiring November 30, 2012. The average monthly rental payment including utilities and operating expenses for the facility is approximately $8,000 per month.

AccessLine leases approximately 30,425 square feet of office space at 11201 SE 8th Street, Suite 200 in Bellevue, Washington. The lease term, which began on January 1, 2008, is 62 months, and the average monthly rental payment including utilities and operating expenses for the facility is approximately $98,000 per month.

We believe the leased facilities are in good condition and adequate to meet our current and anticipated requirements.

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

In January 2008, the Company agreed to issue 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount is accrued at December 31, 2007, and the expense is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

For the year ended December 31, 2007	High	Low
Fourth Quarter	$3.83	$2.06
Third Quarter	$5.20	$2.75
Second Quarter	$7.39	$4.60
First Quarter	$5.76	$1.16

For the year ended December 31, 2006
Fourth Quarter	$1.55	$0.80
Third Quarter	$2.25	$1.10
Second Quarter (beginning April 17, 2006)	$3.25	$1.70

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 27, 2008, 23,609,507 shares of our common stock were issued and outstanding, and held by approximately 113 stockholders of record.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 8, 2007, our board of directors approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock available for grant from 5 million shares to 8.5 million shares. Although this amendment has been approved by our board of directors, our stockholders will be asked to approve such amendment at our next shareholder meeting.

The table below sets forth information as of December 31, 2007, with respect to compensation plans under which our common stock is authorized for issuance. The only compensation plan under which our common stock is authorized for issuance is our 2005 Equity Incentive Plan, which was approved by our stockholders.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
6,206,222	$1.83	2,293,778

Recent Sales of Unregistered Securities

In March 2008, we entered into a securities purchase agreement with two institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. We issued in the aggregate $3.4 million face amount of debentures and warrants to purchase 814,285 shares of our common stock in exchange for net proceeds of $2.8 million after deducting fees and offering expenses. In connection with this transaction, we also issued a warrant to purchase 78,125 shares of our common stock at an exercise price of $1.92 per share to our financial advisor in this transaction.

In March 2008, we issued an aggregate of 100,000 of our common shares upon exercise of warrants with an exercise price of $1.25 per share, which were issued in connection the exchange transaction described below.

In March 2008, we issued an aggregate of 91,355 shares of our common stock for the interest and monthly principal payments due February 1, 2008 and March 1, 2008 on our December debentures.

In March 2008, we issued an aggregate of 247,584 shares of our common stock for the interest and monthly principal payments due March 1, 2008 on our August debentures.

In February 2008, we issued a warrant to purchase 30,000 shares at an exercise price of $4.00 per share pursuant to a consulting agreement. The warrant expires five years from the date of issuance.

In January 2008, we issued 72,000 shares of our common stock in settlement of a claim by a former independent sales representative for compensation for services rendered.

In January 2008, we issued an aggregate of 18,992 shares of our common stock for the interest payments due from November 1, 2007 to January 1, 2008 on our December debentures.

In October, 2007, we issued an aggregate of 12,662 shares of our common stock for the interest payments due September 1, 2007 and October 1, 2007 on our December debentures.

In September 2007, in connection with our acquisition of AccessLine Holdings, Inc., we issued 3,939,565 shares of our common stock to certain AccessLine stockholders and creditors. The value of the shares we issued in connection with the acquisition was based upon a per share value of $3.60, which is the volume weighted average closing price per share of our common stock for the 10 trading days through August 29, 2007.

In August 2007, we entered into a securities purchase agreement with five institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. We issued in the aggregate $8.0 million face amount of debentures and warrants to purchase 826,190 shares of our common stock in exchange for net proceeds of $6.5 million after deducting fees and offering expenses.

In August 2007, we entered into a separate securities purchase agreement with same five institutional investors that purchased our debentures and warrants described above. Under this securities purchase agreement we sold an aggregate of 13,000 shares of our Series A preferred stock at $1,000 per share and warrants to purchase 1,758,008 shares of our common stock in exchange for net proceeds of $12.1 million after deducting fees and offering expenses.

In August 2007, we issued an aggregate of 375,974 shares of our common stock upon conversion of $0.6 million in principal amount of a debenture we issued in our February 2007 private placement, which reflects a conversion price of $1.54 per share. We issued an additional 75,195 unregistered shares of our common stock to the holder of this debenture as an inducement for the early conversion and acceptance of unregistered shares.

In August 2007, in connection with loan and security agreement we entered into with a lender that granted us a line of credit, we issued such lender an immediately exercisable warrant to purchase 12,784 shares of our common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of our common stock immediately before issuance. The warrant expires in three years and gives the lender piggyback registration rights.

In August 2007, we issued 250,000 shares of our common stock upon exercise of a warrant held by Aequitas Capital Management, which was issued to Aequitas Capital on March 6, 2007, and which is discussed below. On that same day we issued an additional 208,333 shares of our common stock upon exercise of warrants held by Aequitas Hybrid Fund, LLC. We received gross proceeds of $0.8 million upon exercise of the foregoing warrants.

In July 2007, we issued an aggregate of 599,047 shares of our common stock upon conversion of an aggregate principal amount of $0.9 million of the debentures we issued in our December 2006 private placement, which reflects a conversion price of $1.54 per share. On the same date, we also issued 250,000 shares of our common stock to the holders of such debentures upon the exercise of warrants issued in connection with such debentures at an exercise price of $1.69 per share, which resulted in gross proceeds to us of $0.4 million.

In July 2007, we issued an aggregate of 626,624 shares of our common stock upon conversion of an aggregate principal amount of $0.9 million of the debentures we issued in our February 2007 private placement, which reflects a conversion price of $1.54 per share. We issued an additional 125,325 shares of our common stock to the holders of these debentures as an inducement for the early conversion of such debentures and acceptance of unregistered shares.

In May 2007, we issued an aggregate of 509,610 shares of our common stock upon conversion of an aggregate principal amount of $0.8 million of the debentures we issued in our December 2006 private placement, which reflects a conversion price of $1.54 per share. On the same date, we also issued 160,000 shares of our common stock to the holders of such debentures upon the exercise of warrants issued in connection with such debentures at an exercise price of $1.69 per share, which resulted in gross proceeds to us of $0.3 million.

In April 2007, we issued 248,119 shares of our common stock as consideration for the $1.3 million purchase price required under the stock purchase agreement we entered into with Robert Leggio and Elbert E. Layne, Jr. Messrs. Leggio and Layne indirectly owned all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company, which we acquired as a result of this transaction. The number of shares issued to the Sellers was calculated by dividing the $1.3 million purchase price by $5.05, which was the closing sales price per share of our common stock on March 30, 2007 as quoted on the OTC Bulletin Board.

In March 2007, we entered into an agreement with Aequitas Capital Management, Inc., in order to provide prospective customers with a leasing alternative for our videoconferencing systems. In connection with this agreement, we issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. The warrant was exercised in full on August 3, 2007.

In February 2007, we entered into a securities purchase agreement with the investors from the December 2006 financing, described below. In connection with the February 12, 2007 financing we sold to the investors an additional $1.5 million face amount of debentures and warrants to purchase an additional 401,040 shares of our common stock in exchange for net proceeds of $1.3 million after deducting fees and offering expenses.

In December 2006, we entered into a securities purchase agreement with four unaffiliated institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. We issued an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase 949,907 shares of our common stock, resulting in net proceeds to us of $3.0 million, after deducting fees and expenses.

In November 2006, in private placements with three accredited investors, we sold 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase up to 281,250 shares of our common stock at $1.50 per share exercisable through November 2009. In January 2007, because we did not file a registration statement to register the shares of common stock sold to two of the accredited investors within a certain period of time to which we agreed, we issued an additional 4,168 shares of our common stock to the same two accredited investors. On March 16, 2007, one of the investors from one of our November 2006 private placements exercised warrants to purchase 72,917 shares of our common stock at an exercise price of $1.50 per share resulting in gross proceeds to us of $0.1 million.

In September 2006, we issued 540,000 shares of our common stock to a financial communications company in a private placement transaction pursuant to the terms of an independent contractor agreement. We recorded a charge of $1.1 million related to the issuance and did not receive any proceeds from the issuance.

From March 2006 through June 2006, we sold 972,666 shares of our common stock to accredited investors in private placements at a purchase price of $1.50 per share.

In September and October 2005, we sold 480,001 shares of our common stock at price of $1.50 per share to six individuals, each of whom was an accredited investor, in a private placement. The proceeds to us from these sales were $0.7 million net of selling commissions of less than $0.1 million.

In August 2005, in connection with the exchange agreement we entered into with Telanetix, Inc., a California corporation, or "Telanetix-California," we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock. We also issued options and warrants to purchase, in the aggregate, 4,251,512 shares of our common stock to holders of Telanetix-California options or warrants. Each of the Telanetix-California stockholders was an "accredited investor" as defined in Rule 501 of Regulation D.

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

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or, with respect to the issuance of common stock upon conversion of debentures, Section 3(a)(9) thereof. None of the transactions was conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with this offering, and, with respect to the issuance of common stock upon conversion of the debentures, shares of common stock were exchanged for outstanding debentures exclusively with the holder thereof and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. See "ITEM 7. FINANCIAL STATEMENTS." below. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See "Forward-Looking Statements," above.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products.

From 2002 until recently, our sole business was the development and sale of telepresence solutions. We were a development stage company through 2005. We completed the development of our initial solution and commenced sales in 2005. During 2005, we established channel partner relationships with three of the premiere audio visual integrators in the United States and devoted a substantial portion of our business efforts to establishing customer sales through those channels. In 2006 we focused our business efforts on developing our channel partner relationships and securing working capital to fund operations. During the third quarter of 2006, we also began selling our telepresence systems directly to end-users, and we secured our first significant customer accounts.

During the quarter ended June 30, 2007, we acquired AVS. With that acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring telepresence and audio-visual systems and products. AVS was one of our channel partners who distributed our videoconferencing systems and related solutions in New York, New Jersey and nearby regions of the United States. AVS as our wholly-owned subsidiary now operates as the sales and integration group in our Video Solutions segment.

We market our solutions under the name Digital Presence™. The core of our telepresence system is our software components, all of which are developed internally and pre-loaded on a standard Linux server. Our systems can be designed, built-out and installed with a variety of components to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can tailor solutions to support conference rooms for both small and large audiences. Our revenues through September 14, 2007 have been derived from the sale of telepresence and audio-visual solutions. Revenues in our telepresence segment are principally derived from sales of product as well as service revenues related to integration and network service offerings.

During the quarter ended September 30, 2007, we further expanded our business by acquiring AccessLine on September 14, 2007. AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. AccessLine's product offerings include VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual reception.

AccessLine's revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) telepresence network services, which include connectivity and Network Operations Center Services for telepresence systems (3) activation fees for new customers; and (4) fees from usage including conference calling and long distance.

Recent Acquisitions

The aggregate purchase price we paid to acquire AVS was $1.3 million, consisting of 248,119 shares of our common stock valued at $5.05 per share and acquisition costs of less than $0.1 million.

The aggregate purchase price we paid to acquire AccessLine was $27.9 million, consisting of $11.7 million in cash to AccessLine creditors and a management incentive pool; $14.2 million in the form of 3,939,565 shares of our restricted common stock to certain AccessLine stockholders and creditors; and acquisition costs of $2.0 million. We may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock as an earn out upon the achievement of certain future financial objectives. The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods. The value of the shares we issued in connection with the acquisition was based upon a per share value of $3.60.The first earn out period ended December 31, 2007, and the maximum number of common shares we would be obligated to issue is 625,000 shares if the earn out goals are met. As of December 31, 2007, we expects to issue most, if not all, of the earn out shares; however, final determination of the earn out is not completed.

Financings

November 2006 Private Placements

In November 2006, in private placements with three accredited investors, we sold 562,499 shares of our common stock at $1.20 per share and issued warrants to purchase up to 281,250 shares of our common stock at $1.50 per share exercisable through November 2009. In January 2007, because we did not file a registration statement to register the shares of common stock sold to two of the accredited investors within a certain period of time to which we agreed, we issued an additional 4,168 shares of our common stock to the same two accredited investors. In March 2007 and August 2007, the investors exercised the warrants at an exercise price of $1.50 per share resulting in gross proceeds to us of $0.4 million.

December 2006 Private Placement

On December 28, 2006, we entered into a securities purchase agreement with four unaffiliated institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. We refer to this transaction as our December 2006 Private Placement. In this transaction we issued an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock. This transaction resulted in net proceeds to us of $3.0 million. As of March 27, 2008, debentures with an aggregate principal value of $1.7 million had been converted into 1,108,567 shares of our common stock at a conversion price of $1.54 per share.

The warrants are five year warrants to purchase shares of our common stock at a price of $1.69 per share, subject to adjustment, including full-ratchet anti-dilution protection. As of March 27, 2008, warrants to purchase 410,000 shares of our common stock have been exercised at $1.69 per share resulting in net proceeds to us of $0.7 million. In connection with our March 2008 Private Placement, the number of shares of common stock underlying the remaining outstanding warrants increased from 539,907 shares to 592,495 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share.

In this report we may refer to the debentures we issued in our December 2006 Private Placement as our December debentures. The following summarizes the terms of our December debentures and is qualified by reference to a copy of the debenture which is filed as an exhibit to our Form 8-K filed with the SEC, on January 3, 2007:

•	Term. The debentures are due and payable on December 31, 2008.
•	Interest. Interest accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007.
•

Monthly Principal Payments. Monthly principal payments equal to 1/18th of the principal amount due under each debenture began July 1, 2007 and continue through December 31, 2008. However, as a result of conversions of a portion of the principal amount of the debentures by the holders thereof, no monthly principal payment is due under any of these debentures until February 1, 2008.

•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.54, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," below for more information regarding the beneficial ownership caps.

•

Forced Conversion. Subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.

The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

February 2007 Private Placement

On February 12, 2007, we entered into a second securities purchase agreement with the investors from our December 2006 Private Placement. We refer to this transaction as our February 2007 Private Placement, and we refer to our December 2006 Private Placement and our February 2007 Private Placement, together, as our December/February Private Placements. In our February 2007 Private Placement we sold an additional $1.5 million face amount of debentures and warrants to purchase an additional aggregate of 401,040 shares of our common stock. This transaction resulted in net proceeds to us of $1.3 million.

We used the proceeds from our February 2007 Private Placement to repay in full a $1.3 million note payable and accrued interest to one of our stockholders. This note was payable on demand, unsecured and carried a 6% interest rate. All amounts due and owing and all obligations under this stockholder note have been satisfied in full and this note has been terminated.

In this report we may refer to the debentures we issued in our February 2007 Private Placement as our February debentures.

In July and August 2007, the holders of our February debentures elected to convert the entire principal amount of the debentures into shares of our common stock. The conversion price was $1.54 per share resulting in us issuing 1,002,598 unregistered shares of common stock upon such conversion. As a result of these conversions, we no longer have any payment obligations under these debentures. We issued an additional 200,520 unregistered shares of our common stock to the holders of these debentures as an inducement for the early conversion and acceptance of unregistered shares.

The warrants we issued in our February 2007 Private Placement, none of which have been exercised to date, are substantially identical to the warrants we issued in our December 2006 Private Placement. In connection with our March 2008 Private Placement, the number of shares of common stock underlying the outstanding warrants increased from 401,040 shares to 440,101 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share.

August 2007 Series A Private Placement

On August 30, 2007, we entered into a securities purchase agreement with five institutional investors, pursuant to which we issued an aggregate of 13,000 shares of our Series A Convertible Preferred Stock, or our "Series A Stock", at a purchase price of $1,000 per share, along with five year warrants to purchase 1,758,008 shares of our common at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection. This transaction resulted in net proceeds to us of $12.1 million, after deducting fees and expenses. We refer to this transaction as our Series A Private Placement. In connection with our March 2008 Private Placement, the conversion price for the Series A Preferred Stock and the exercise price for the warrants were adjusted to $1.54, the number of shares of common stock underlying the Series A Preferred Stock increased from 4,626,335 shares to 8,441,558 shares, and the number of shares of common stock underlying the warrants increased from 1,758,008 shares to 4,794,566 shares.

The following summarizes the terms of our Series A Stock and is qualified by reference to the complete certificate of designation for our Series A Stock, which is filed as an exhibit to our Form 8-K filed with the SEC on September 4, 2007:

•

Stated Value. The stated value of each share is currently $1,150, subject to increase if we are unable to pay any dividend payment when due, if we do not achieve aggregate revenues of at least $30 million during the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008.

•

Dividends. Our Series A Stock accrues cumulative dividends at a rate of 5.7% per annum through the third anniversary of the date they were issued, 18% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on January 1, 2008. The dividend rate decreases to zero percent if at any time we are able to force the holders to convert the Series A Stock into shares of our common stock but such conversion does not occur because of caps on the holder’s beneficial ownership of our common stock. We may pay the dividends in cash or with shares of our common stock provided that we meet certain equity conditions. If we pay dividends with shares of our common stock, the shares issued for such purpose will be valued at 85% of the average of the VWAPs for the 20 consecutive trading days immediately before the applicable dividend payment date. If we are unable to make a dividend payment in cash and the equity conditions are not met, the holder may elect to waive the equity conditions requirement and receive shares of our common stock or elect to have the dividends accrue to the next dividend payment date or accreted to, and increase, the outstanding stated value

•

Conversion. The Series A Stock is convertible by the holders thereof at any time into a number of shares of common stock equal to the quotient obtained by dividing the then stated value by the then applicable conversion price (currently, $1.54). Anytime after the later of (i) May 29, 2008 and (ii) the date our common stock is listed for trading on a major trading market or exchange other than the OTC Bulletin Board, we may force conversion if the VWAP for our common stock exceeds 250% of the then effective conversion price for 10 consecutive trading days. Any forced conversion is subject to our meeting certain equity conditions statement and is subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

•

Voting Rights. Generally, our Series A Stock has no voting rights. However, we cannot take certain actions without the consent of a majority of the then outstanding holders of the Series A Stock, including, issuing additional securities senior to or on par with our Series A Stock, amending our certificate of incorporation or by-laws in any manner adverse to the rights of the Series A Stock, or adversely changing the rights of the Series A Stock.

•	Other Rights. The Series A Stock has liquidation rights in preference over junior securities, including common stock, and has certain anti-dilution protection.

August 2007 Debt Private Placement

On August 30, 2007, we entered into a separate securities purchase agreement with the same five institutional investors that invested in our Series A Private Placement, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $8.0 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 826,190 shares of our common stock at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection. We refer to this transaction as our August 2007 Debt Private Placement and together with our Series A Private Placement as our August 2007 Private Placement. Our August 2007 Debt Private Placement resulted in net proceeds to us of $6.5 million, after deducting fees and expenses. In connection with our March 2008 Private Placement, the conversion price of the debentures and the exercise price of the warrants were reduced to $1.54, resulting in an increase in the number of shares of common stock underlying the convertible debentures from 1,691,034 shares to 4,040,910 shares, and an increase in the number of shares of common stock underlying the warrants from 826,190 shares to 2,253,246 shares.

In this report we may refer to the debentures we issued in our August 2007 Debt Private Placement as our August debentures. The terms of our August debentures are substantially identical to our December debentures except as follows:

•	Term. The debentures are due and payable on June 30, 2009.
•	Monthly Principal Payments. Monthly principal payments begin December 1, 2007 and continue through May 1, 2009.
•

Conversion Price. The current conversion price per share is $1.54, after giving effect to our March 2008 Private Placement and is subject to adjustment including full ratchet, anti-dilution protection.

•

Security. The debentures are secured by all of our assets under the terms of a security agreement we and our subsidiaries entered into with the investors. Each of our subsidiaries also entered into guarantees in favor of the investors, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the debentures and related agreements.

The summary above is qualified by reference to a copy of the debentures which is filed as an exhibit to our Form 8-K filed with the SEC on September 4, 2007.

March 2008 Private Placement

In March 2008, we completed our March 2008 Private Placement. See "ITEM 1 –DESCRIPTION OF BUSINESS--Recent Developments," above, for a more detailed discussion regarding this financing transaction.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. Our independent registered auditors issued a going concern uncertainty in their report dated April 14, 2008 since there is substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2007 and 2006, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

	2007	2006
Net loss	$(10,633,026)	$(3,119,056)
Negative cash flow from operating activities	(5,582,487)	(1,827,261)
Working capital deficit	(13,585,737)	(134,726)
Stockholders’ equity (deficit)	18,377,773	(1,130,778)

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by raising additional operating cash through the private sale of our preferred stock and convertible debentures. This has provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

The first alternative could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to:

•	locate sources of debt or equity funding to meet current commitments and near-term future requirements; and
•	achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under FAS 123(R), the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are two to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in operating expenses in the Consolidated Statement of Operations.

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition:

Video Solutions Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one year.

The Company’s telepresence products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

The Company generally recognizes revenue generated by AVS for integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Voice and Network Solutions Revenue

Voice and network revenues are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Income Taxes:

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

On January 1,2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123(R)“Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Results of Operations

Fluctuations in Operating Results

We are in the early stages of our operations, and made two acquisitions during the year ended December 31, 2007. Our results of operations are likely to fluctuate from period to period. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and volume of sales of our communications products, realization of "synergies" or management of integration from our recent acquisitions, and the potential impact of future acquisitions. Due to these factors, each of which will have a substantial impact on our future operations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Our business operates in two segments: Video Solutions and Voice and Network Solutions. Our Video Solutions segment includes our telepresence solutions and other supporting audio-visual applications. Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and telepresence Network Services.

Revenues, Cost of Revenues and Gross Profit

	Year ended December 31, 2007			Year ended December 31, 2006			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$4,791,687	$—	$4,791,687	$1,132,108	$—	$1,132,108	$3,659,579	$—	$3,659,579
Services	106,426	7,279,575	7,386,001	179,386	—	179,386	(72,960)	7,279,575	7,206,615
	4,898,113	7,279,575	12,177 ,688	1,311,494	—	1,311,494	3,586,619	7,279,575	10,866,194

Cost of revenues:
Product	3,683,274	—	3,683,274	357,568	—	357,568	3,325,706	—	3,325,706
Services	135,190	3,385,660	3,520,850	118,562	—	118,562	16,628	3,385,660	3,402,288
	3,818,464	3,385,660	7,204,124	476,130	—	476,130	3,342,334	3,385,660	6,727,994

Gross profit	$1,079,649	$3,893,915	$4,973,564	$835,364	$—	$835,364	$244,285	$3,893,915	$4,138 ,200

Gross profit %	22.04%	53.49%	40.84%	63.70%	n/a	63.70%

Net revenues for 2007 were $12.2 million, an increase of $10.9 million, or 829%, over 2006. Net revenues in our Video Solutions segment increased $3.6 million primarily as a result of our acquisition of AVS in April 2007. Net revenues in our Voice and Network Solutions segment increased $7.3 million as a result of our acquisition of AccessLine in September 2007.

In 2007, one customer accounted for 21% of our Video Solutions segment net revenues, and one customer accounted for 16% of our Voice and Network Solutions segment net revenues. In 2006, three customers accounted for 84% of our Video Solutions segment net revenues.

Cost of revenues for 2007 were $7.2 million, an increase of $6.7 million, or 1,413%, over 2006. Cost of revenues in our Video Solutions segment increased $3.3 million primarily as a result of our acquisition of AVS in April 2007. Cost of revenues in our Voice and Network Solutions segment increased $3.4 million as a result of our acquisition of AccessLine in September 2007.

Gross profit for 2007 was $5.0 million, an increase of $4.1 million, or 495%, over 2006. Gross profit in our Video Solutions segment increased $0.2 million primarily as a result of our acquisition of AVS in April 2007. Gross profit in our Voice and Network Solutions segment increased $3.9 million as a result of our acquisition of AccessLine in September 2007.

Gross profit percentage was 40.84% in 2007 compared to 63.7% in 2006. Gross profit percentage for our Video Solutions segment was 22.04% in 2007 compared to 63.7% in 2006, and the decrease is a result of our product mix in 2007 when we had higher sales of lower margin items, primarily as a result of our acquisition of AVS in April 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 were $8.6 million, an increase of $5.3 million or 161%, over 2006. Selling, general and administrative expenses increased $0.9 million as a result of our acquisition of AVS in April 2007 and $2.7 million as a result of our acquisition of AccessLine in September 2007. Additional increases in selling, general and administrative expenses in 2007 were $0.7 million for headcount and salary increases, $0.5 million for stock based compensation related to our stock option grants, $0.6 million for the value of the warrants issued in connection with both the lease financing program and the line of credit agreement, $0.5 million for legal and accounting fees related to our corporate filings in 2007, $0.2 million for litigation settlement, $0.1 million for investor relations services, and $0.2 million for general business expenses. In 2006, we recorded $1.1 million in expense related to the issuance of 540,000 shares of common stock to an investor relations firm, and we had no such expense in 2007.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2007 were $2.2 million, an increase of $1.7 million or 328%, over 2006. Research, development and engineering expenses increased $1.3 million as a result of our acquisition of AccessLine in September 2007. Additional increases in research, development and engineering expenses in 2007 were $0.2 million for increased consulting services for product development, $0.1 million for headcount and salary increases, and $0.1 million for stock based compensation related to our stock option grants.

Depreciation Expense

Depreciation expense for 2007 was $0.2 million, an increase of $0.1 million or 181%, over 2006. We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased in 2007 as a result of recording depreciation expense on the assets acquired in that acquisition.

Amortization of Purchased Intangibles

We recorded $0.7 million of amortization expense in 2007 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

The debentures we issued in our December/February Private Placements had an original face value aggregating $5.2 million. The debentures we issued in our August 2007 Debt Private Placement have an original face value aggregating $8.0 million. The interest rate on such debentures is 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in the aforementioned private placements. We also recorded deferred financing costs related to the aforementioned private placements. We are amortizing the discounts and the deferred financing costs to interest expense over the life of the debentures using the effective interest method.

Holders of the debentures that we issued in our December/February Private Placements converted debentures with a face value of $3.2 million during the year ended December 31, 2007. As a result of these conversions, interest expense for the year ended December 31, 2007 includes accelerated amortization of note discounts and deferred financing costs of approximately $2.1 million. We issued 200,520 shares of our common stock to the holders of debentures issued in our February Private Placement as an inducement for the early conversion and acceptance of unregistered shares, and recorded interest expense of $0.8 million in connection with that issuance.

Interest expense for 2007 was $5.9 million, an increase of $5.8 million or 6,896%, over 2006. In 2007, we recorded interest expense of $4.1 million related to the amortization of the discounts on our debentures; $0.8 million related to the issuance of 200,520 restricted common shares to the investors in our February private placement; $0.3 million related to the amortization of our deferred financing costs, and $0.6 million related to stated interest on our debentures and capital lease obligations.

Assuming the remaining debenture balance of $9.5 million is not prepaid before maturity and interest payments are made in cash, we anticipate paying $0.4 million in interest expense on these debentures through maturity in May 2009. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock issued. We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted. See "Liquidity and Capital Resources," below.

Interest expense in 2006 related primarily to interest on the $1.3 million note payable to shareholder.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007 and August 2007 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

At each reporting period we assess the convertible debentures under SFAS 133, and at December 31, 2007, we determined that the beneficial conversion feature represented an embedded derivative liability. Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at December 31, 2007. This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The fair value of warrants was estimated at the issuance dates and again at December 31, 2007. The fair value of the beneficial conversion feature was estimated at December 31, 2007. Changes in the fair values of derivative securities are reported as non-operating income or expense in the Consolidated Statement of Operations. For the year ended December 31, 2007, we recorded non-operating income of $1.9 million for the decrease in the fair value of the warrants. The decrease in fair value of the warrants is primarily attributable to a lower per share valuation at December 31, 2007 as compared to the issuance dates. There was no change in the warrant liability for the year ended December 31, 2006.

Liquidity and Capital Resources

Our cash balance as of December 31, 2007 was $3.8 million and we had a working capital deficit of $13.6 million, which includes a warrant and beneficial conversion liability of $9.1 million. We raised net proceeds of $2.8 million in our March 2008 Private Placement. Our cash balance as of December 31, 2006 was $3.2 million and we had a working deficit of $0.1 million.

Cash used in operations during the year ended December 31, 2007 was $5.6 million. This was primarily the result of a net loss of $10.6 million which was offset by the following non-cash charges: amortization of note discounts and deferred financing costs of $4.5 million; depreciation and amortization of $1.2 million; stock compensation expense of $1.0 million; expense related to issuance of common stock to induce early conversion of our February 2007 debentures of $0.8 million; expenses related to warrant issuances of $0.6 million; and other expenses of $0.1 million. We recorded non-cash non-operating income of $1.9 million related to the change in fair market value of our warrant and beneficial conversion liabilities. Our net decrease in assets and liabilities of $1.3 million also contributed to the cash used in operations. Net cash used by investing activities was $13.9 million during the year ended December 31, 2007, which consists of the AccessLine purchase price and related acquisition costs of $13.4 million, and fixed asset acquisitions of $0.5 million.

Net cash provided by financing activities was $20.1 million during the year ended December 31, 2007. During this period we raised funds in three private placements.

In our February 2007 Private Placement we sold an aggregate of $1.5 million of principal amount of debentures at an original issue discount of 12.5% and warrants to purchase 401,040 shares of our common stock for net proceeds of $1.3 million, which we used to pay off a note payable to shareholder of $1.3 million. As explained in further detail below, the holders of such debentures elected to convert the entire principal amount of $1.5 million into 1,002,598 shares of our common stock at a conversion price of $1.54 per share. Therefore, we no longer have any repayment obligations as to these debentures.

In August 2007, we completed out August 2007 Private Placement, which resulted in net proceeds to us of $18.6 million, after deducting fees and expenses. See “Financings," above. We used $13.7 million of the net proceeds to make payments related to our AccessLine acquisition. The balance was contributed to general working capital.

During the year ended December 31, 2007, we also received aggregate net proceeds of $1.6 million from the exercise of warrants to purchase an aggregate of 941,250 shares of common stock. We used $0.4 million of such proceeds to pay off our line-of-credit balance.

At December 31, 2007, we had one credit facility that provided up to a $1.5 million revolving line of credit based on our accounts receivable balance. Borrowings under this credit facility bear interest at the prime rate plus 1%, mature August 8, 2009 and are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, revenue levels and other related items. At December 31, 2007, we were not in compliance with the financial covenants contained in the line of credit agreement. At December 31, 2007, we had borrowed $0.5 million under this credit facility. We borrowed no additional funds under this credit facility before repaying the $0.5 million and cancelling the credit facility in January 2008. As of the date of this report, we have no credit facilities.

To date we have funded operations through financing activities in connection with the sale of debt or equity securities. At March 27, 2008, we have warrants to purchase 8,080,408 shares of our common stock at an exercise price of $1.54 per share outstanding. Those warrants provide that they can be exercised on a cashless basis, unless we have, at the time of exercise, an effective registration statement covering the resale of the shares issued upon such exercise. We intend to file a registration statement to register the shares underlying those warrants and force any exercise into cash payments for the shares of common stock.

Our revenues have increased substantially with the AccessLine acquisition, and the growth of our telepresence business. For the long term, we are looking for an increase in positive cash flow from operations, reducing our need for external capital.

We believe our cash balance, including the net proceeds from our March 2008 Private Placement, is sufficient to fund our operations through at least the first quarter of fiscal 2009 if we are able to execute our consolidation plan timely and with no unexpected impediments. If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities. However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all. We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Debentures

In May 2007, holders of our December debentures elected to convert $0.8 million of the principal amount of December 2006 debentures into 509,610 shares of our common stock at a conversion price of $1.54 per share. In addition, in July 2007, holders of such debentures elected to convert an additional $0.9 million of the principal amount of such debentures into 599,047 shares of our common stock at a conversion price of $1.54 per share. In July 2007 and August 2007, holders of our February debentures converted 100% of the outstanding balance ($1.5 million) into 1,002,598 unregistered shares of our common stock at a conversion price of $1.54. As a result of these conversions, we recognized $2.1 million of interest expense for the accelerated amortization of note discounts and deferred financing costs. We issued an additional 200,520 unregistered shares of our common stock to the holders of our February debentures as an inducement for the early conversion and acceptance of unregistered shares, and recognized a non-operating expense of approximately $0.8 million related to the issuance of these additional shares.

In March 2008, we issued our March debentures with an aggregate principal amount $3.4 million, and aggregate monthly redemption payments of $0.2 million begin October 1, 2008 and continue through March 1, 2010.

Following the conversions discussed above and payment of the redemption payments due through March 1, 2008 on the December and August debentures, the aggregate remaining face value of our outstanding debentures, which consist of our December debentures, August debentures and our March debentures, is $11.5 million at March 27, 2008. The total monthly principal payment amounts on our December debentures, August debentures and March debentures are scheduled to be paid as follows:

Monthly Principal Payment Amount
Date	December debentures	August debentures	March debentures	Total
4/1/2008	$203,175	$444,500	$—	$647,675
5/1/2008	203,175	444,500	—	647,675
6/1/2008	203,175	444,500	—	647,675
7/1/2008	203,175	444,500	—	647,675
8/1/2008	203,175	444,500	—	647,675
9/1/2008	203,175	444,500	—	647,675
10/1/2008	203,175	444,500	189,921	837,596
11/1/2008	203,175	444,500	189,921	837,596
12/1/2008	203,171	444,500	189,921	837,592
1/1/2009	—	444,500	189,921	634,421
2/1/2009	—	444,500	189,921	634,421
3/1/2009	—	444,500	189,921	634,421
4/1/2009	—	444,500	189,921	634,421
5/1/2009	—	444,500	189,921	634,421
6/1/2009	—	—	189,921	189,921
7/1/2009	—	—	189,921	189,921
8/1/2009	—	—	189,921	189,921
9/1/2009	—	—	189,921	189,921
10/1/2009	—	—	189,921	189,921
11/1/2009	—	—	189,921	189,921
12/1/09	—	—	189,921	189,921
1/1/10	—	—	189,921	189,921
2/1/10	—	—	189,921	189,921
3/1/10	—	—	189,921	189,921
	$1,828,571	$6,223,000	$3,418,578	$11,470,149

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the various maturity dates is (i) less than $0.1 million with respect to our December debentures, or on average, $5,100 per month, (ii) $0.2 million with respect to our August debentures, or on average, $17,000 per month, and (iii) $0.3 million with respect to our March debentures, or on average, $11,000 per month.

We have the right to pay interest and monthly principal payments due in respect of the debentures in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.54 for our December debentures, $1.54 for our August debentures, and $1.60 for our March debentures) or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be the then effective conversion price. The conversion of these debentures could result in substantial dilution to our existing stockholders.

The closing market price of out common stock was $1.68 on March 27, 2008. Subject to compliance with certain equity conditions, subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds 200% of the effective conversion price for 20 trading days out of a consecutive 30 trading day period.

Our December and August debentures, currently convert at $1.54, and therefore 200% of the conversion price is $3.08. Our March debentures convert at $1.60 and 200% of the conversion price is $3.20. If the price of our common stock is below $3.08 per share but is substantially above $1.54 per share(or $3.20 and $1.60 in the case of our March debentures), we anticipate that the holders of these debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash. If the price of our common stock is below $1.54, the current conversion price, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.

If our cash flows from operations are not sufficient to make principal and interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures. If we are unable to pay the principal and interest in cash, or elect not to do so to preserve working capital, as we did with respect to the principal and interest payments due March 1, 2008, we will make the payments with our common stock pursuant to the terms of the agreements including a conversion price based on the lower of the then effective conversion price or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

We paid the principal and interest payments due December 1, 2007, January 1, 2008 and February 1, 2008, an aggregate total of $1.4 million, in cash. We paid the principal and interest payments due March 1, 2008, an aggregate total of $0.5 million, with 247,584 shares of common stock to preserve working capital.

Capital Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment. The leases expire through February 28, 2013 and include certain renewal options. Rent expense under the operating leases totaled $0.4 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31,:

	Operating Leases	Capital Leases
2008	$1,172,735	$1,477,216
2009	1,318,377	942,919
2010	1,350,738	496,983
2011	1,383,159	218,672
2012	1,365,000	36,250
Thereafter	233,062	—
Total minimum lease payments	$6,823,071	$3,172,040
Less amount representing interest		(537,357)
Present value of minimum lease payments		2,634,683
Less current portion		(1,200,989)
Total long term portion		$1,433,694

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July, 2008. As of December 31, 2007, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

Litigation

In January 2008, the Company agreed to issue 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount accrued at December 31, 2007, and the expense is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

Communications Assistance for Law Enforcement Act

On August 5, 2005, the FCC unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007. AccessLine engaged a third party to help it develop a solution to be CALEA compliant. In February 2007, AccessLine notified the FCC that it did not expect to have a CALEA compliant solution completed by May 14, 2007, but that it instead expected to have the development complete by September 1, 2007. AccessLine’s formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, AccessLine’s CALEA solution is fully deployed in its network. However, AccessLine could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if AccessLine fails to comply with, any current or future CALEA obligations.

Past Sales and Additional Taxes.

Based upon a new Internal Revenue Service ruling, AccessLine ceased collecting federal excise tax on August 1, 2006 on long-distance or bundled services. AccessLine has not collected or accrued liabilities for E911 taxes for VoIP services prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against AccessLine. Also, AccessLine is currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi. AccessLine’s current certification status in these three states may leave it liable for fees and penalties that could decrease its ability to compete with traditional telephone companies. In addition, future expansion of AccessLine’s service, along with other aspects of its evolving business, may result in additional sales and other tax obligations. One or more taxing authorities may seek to impose sales, use or other tax collection obligations on AccessLine. AccessLine has received inquiries or demands from numerous state authorities and may be subjected to audit at any time. A successful assertion by one or more taxing authorities that AccessLine should collect sales, use or other taxes on the sale of AccessLine’s services could result in substantial tax liabilities for past sales.

Other

In connection with our acquisition of AccessLine, we may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of pre determined revenue and gross margin targets.  The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods.  The first earn out period ended December 31, 2007, and the maximum number of common shares we would be obligated to issue is 625,000 if the earn out goals are met. As of December 31, 2007, we expects to issue most, if not all, of the earn out shares; however, final determination of the earn out is not completed.

Pursuant to terms of the August financing agreements, the stated value of our Series A Stock will increase by 35% if our revenues for the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008, in the aggregate, are less than $30.0 million; and the stated value of our Series A Stock increased by 15%, or to $1,150 per share, because our common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. Revenues for the fiscal quarter ended December 31, 2007 were $7.4 million.

In connection with waivers granted in connection with the March 2008 Private Placement, the holders of the preferred stock agreed to waive any additional default for failure to list, in exchange for our use of commercially reasonable efforts to secure the listing of the common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if we fail to secure the listing of its common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, we are required to pay the holders an amount equal to 15% of the stated value of our Series A preferred stock, such amount being payable in common stock valued at the then applicable conversion price for our Series A preferred stock.

Recent Financings

The table below provides the following information relative to our December/February Private Placements, our August 2007 Private Placement, and our March 2008 Private Placement: (i) the gross proceeds to us from each of the private placements, (ii) each payment we made or may be required to make to the investors, any affiliate of the investors or any person with whom the investors have a contractual relationship regarding the private placements (other than principal and interest payments we will be required to make under the terms of the debentures issued in these private placements, or dividend payments in respect of our Series A Stock, which are discussed below), and (iii) the net proceeds to us from each of the private placements.

	Private Placement
Investor Name	December 2006	February 2007 (3)	August 2007 (4)	March 2008

Enable Growth Partners LP	$1,700,000	$717,500	$11,400,125	$2,850,000
Enable Opportunity Partners LP	200,000	84,875	3,000,125	—
Pierce Diversified Strategy Master Fund LLC, ena	100,000	42,000	600,375	150,000
Crescent International Ltd.	1,200,000	506,625	—	—
Hudson Bay Fund LP	—	—	2,150,125	—
Hudson Bay Overseas Fund LTD.	—	—	2,850,125	—
Gross proceeds	3,200,000	1,351,000	20,000,875	3,000,000

Less fees and expenses:
Payment to Kaufman Bros., L.P. and investor relations firm (1)	(160,000)	(67,550)	(1,350,000)	(150,000)
Payment to Enable funds (2)	(30,000)	—	—	(10,025)
Payment to Feldman Weinstein & Smith (2)	—	(5,000)	—	—
Transaction expenses	(17,446)	(9,395)	—	(15,000)
	(207,446)	(81,945)	(1,350,000)	(175,025)
Net proceeds	$2,992,554	$1,269,055	$18,650,875	$2,824,975

(1) Kaufman Bros. acted as our advisors on the respective transactions.
(2) Reimbursement of legal fees and due diligence costs incurred by the investor.
(3) We used the proceeds to payoff a note held by a stockholder.
(4) We used $13.7 million of the proceeds to make payments related to our AccessLine acquisition.

December 2006 Private Placement

As of March 27, 2008, the holders of our December debentures have elected to convert approximately $1.7 million of the principal amount of such debentures into shares of our common stock, leaving a principal balance of approximately $2.0 million. Under the terms of such debentures, monthly principal payments were to begin July 1, 2007 and end December 31, 2008. As a result of the conversions, monthly principal payments were satisfied through January 2008. In 2007, we made interest payments in cash totaling $0.1 million; and we made interest payments totaling $0.1 million through the issuance of 52,536 shares of our common stock based on a conversion price of $1.54 per share. In 2008, we have made principal and interest payments totaling $0.1 million through the issuance of 110,347 shares of our common stock based on a conversion price of $1.54 per share.

We received $3.2 million in gross proceeds from our December 2006 Private Placement. Assuming that we pay all remaining principal and interest payments due under our December debentures in cash on their respective due dates, the total amount of payments that we have made and may be required to make under the terms of these debentures, plus the interest paid in cash to date of $0.1 million, is $2.1 million.

We received net proceeds of $3.0 million from our December 2006 Private Placement. The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 70%.

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

February 2007 Private Placement

The entire principal amount of our February debentures was converted into shares of our common stock. As a result, we no longer have any payment obligations under these debentures. We had not made any principal payment before conversion, and we paid less than $0.1 million in interest before conversion. In connection with the conversion of the debentures into unregistered shares of our common stock, we issued the holders an additional aggregate 200,520 unregistered shares of our common stock as an inducement for the early conversion and acceptance of unregistered shares. None of the warrants issued in our February 2007 Private Placement have been exercised as of March 27, 2008.

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

Investor Name	Gross Proceeds	Discount to Closing Market Price
Enable Growth Partners LP	$717,500	$777,403
Enable Opportunity Partners LP	84,875	91,960
Pierce Diversified Strategy Master Fund LLC, ena	42,000	45,506
Crescent International Ltd.	506,625	548,923
	$1,351,000	$1,463,792

December/February Private Placements in the Aggregate

As of March 27, 2008, the holders of the debentures we issued in our December/February Private Placements have elected to convert approximately $3.2 million in the aggregate of the principal amount of such debentures into shares of our common stock, leaving a principal balance in the aggregate of approximately $2.0 million.

We received $4.6 million in gross proceeds from our December/February Private Placements. Assuming that we pay all remaining principal and interest payments due under our December debentures in cash on their respective due dates, the total amount of payments that we have made and may be required to make under the terms of both our December debentures and February debentures, plus the aggregate $0.1 million that we paid for accrued interest on our December and February debentures, is $2.1 million.

The aggregate average monthly principal payment due from April 2008 to December 2008 is $203,000. The aggregate average monthly interest payment due from January 2008 to December 2008 is $5,100.

Assuming that we pay all principal and interest payments due under the debentures that we sold in our December/February Private Placements in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $2.1 million over their respective terms after taking into account conversions of the principal amount of such debentures that have been effected as of December 31, 2007. The possible net discount to the market price for such debentures, related warrants, and shares issued as inducement for early conversion, aggregates to $1.1 million assuming the conversion price is the initial conversion price of $1.54 per share, which it currently is. We received net proceeds after expenses of $4.3 million from our December/February Private Placements. The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 74%.

August 2007 Series A Private Placement

Our Series A Stock accrues cumulative dividends at a rate of 5.7% per annum through the third anniversary of the date they were issued, 18% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on January 1, 2008. The dividend rate decreases to zero percent if at any time we are able to force the holders to convert the Series A Stock into shares of our common stock but such conversion does not occur because of caps on the holders beneficial ownership of our common stock. We may force conversion of our Series A Stock anytime after the later of the (i) May 29, 2008 and (ii) the date our common stock is listed for trading on a major trading market or exchange other than the OTC Bulletin Board, if the VWAP for our common stock exceeds 250% of the then effective conversion price for 10 consecutive trading days. Any forced conversion is subject to our meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

We may pay the dividends in cash or with shares of our common stock provided that we meet certain equity conditions. If we pay dividends with shares of our common stock, the shares issued for such purpose will be valued at 85% of the average of the VWAPs for the 20 consecutive trading days immediately before the applicable dividend payment date. If we are unable to make a dividend payment in cash and the equity conditions are not met, the holder may elect to waive the equity conditions requirement and receive shares of our common stock or elect to have the dividends accrue to the next dividend payment date or accreted to, and increase, the outstanding stated value.

August 2007 Debt Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our August 2007 Debt Private Placement and (ii) amount of payments that we may be required to make under the terms of our August debentures assuming all such payments are made in cash when due. Payments began December 1, 2007 and continue through May 1, 2009

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

(1) Averages to $477,427 per month from December 1, 2007 through December 31, 2008.
(2) Averages to $451,168 per month from January 1, 2009 through May 1, 2009.

The conversion price for the debentures and the exercise price of these warrants is currently $1.54 per share.

To date we have paid all principal and interest payments due under our August debentures in cash other than the payments due March 1, 2008.Assuming that we pay all future principal and interest payments in cash on their respective due dates, the total principal and interest payments for such debentures, including payments already made, aggregate to $8.0 million over their respective terms. We received net proceeds after expenses of $6.5 million from our August 2007 Debt Private Placement. The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 123%.

March 2008 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our March 2008 Private Placement and (ii) amount of payments that we may be required to make under the terms of our March debentures assuming all such payments are made in cash when due. Payments begin October 1, 2008 and continue through March 1, 2010.

		Payments through December 31, 2008			Payments from January 1, 2009 through March 1, 2010
Investor Name	Gross Proceeds	Principal	Interest	Total (1)	Principal	Interest	Total (2)
Enable Growth Partners LP	$2,850,000	$541,190	$129,345	$670,535	$2,705,953	$108,238	$2,814,191
Pierce Diversified Strategy Master Fund LLC, ena	150,000	28,571	6,829	35,400	142,858	5,714	148,572
	$3,000,000	$569,761	$136,174	$705,935	$2,848,811	$113,952	$2,962,763

(1) Averages to $235,312 per month from October 1, 2008 through December 31, 2008.
(2) Averages to $197,518 per month from January 1, 2009 through March 1, 2010.

The conversion price for the debentures is currently $1.60 and the exercise price of these warrants is currently $1.92 per share. Assuming that we pay all future principal and interest payments in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $3.7 million over their respective terms. We received net proceeds after expenses of $2.8 million from our March 2008 Private Placement. The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 129%.

Other Matters Relating to Future Amortizable Charges

As of December 31, 2007, we have $4.8 million of debt discount and $0.4 million of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the effective interest method over the life of the related debentures. In July and August 2007, debentures with a face value of $2.4 million were converted into common stock, which resulted in accelerated amortization of note discounts and deferred financing costs of approximately $2.1 million for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net incomeattributable to the parent and to the noncontrolling interest be separately identified in the Consolidated Statement of Operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective in the first quarter of our 2008 fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2007, nor do we have any as of March 27, 2008.

ITEM 7. FINANCIAL STATEMENTS

See “Consolidated Financial Statements” beginning on page 76.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Burnham and Schumm P.C. have been dismissed as the independent registered public accounting firm of the Company effective November 27, 2007. The Company engaged Mayer Hoffman McCann P.C. ("Mayer Hoffman") as its independent registered public accounting firm effective November 27, 2007. The decision to change firms has been approved by the audit committee of the Company's board of directors.

The reports of Burnham and Schumm on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period up to the dismissal of Burnham and Schumm, there have not been any disagreements between the Company and Burnham and Schumm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Burnham and Schumm would have caused Burnham and Schumm to make reference thereto in its reports on the Company's audited financial statements, nor have there been any " reportable events," as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

The Company provided Burnham and Schumm with a copy of the disclosures made in this report before this report was filed with the Securities and Exchange Commission. The Company requested that Burnham and Schumm furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the disclosure made herein. The Company received such letter from Burnham and Schumm wherein it confirmed its agreement with the disclosure made herein.

During the Company’s two most recent fiscal years and the interim period prior to engaging Mayer Hoffman, neither the Company nor anyone on its behalf consulted Mayer Hoffman regarding any of the matters enumerated in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 for the reasons discussed below related to a material weakness in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

We excluded from our assessment the internal control over financial reporting at AccessLine and AVS, which were acquired effective as of September 14, 2007 and April 1, 2007, respectively and whose financial statements reflect total assets constituting 82% and 7%, respectively and net sales constituting 60% and 34%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2007.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:

1.	We did not have formal policies governing certain accounting transactions and financial reporting processes in the following areas:
	•	Check signing policy;
	•	Insider trading policy;
	•	Purchasing approval policy;
	•	Human resources policies; and
	•	Fixed assets policies.
2.

We did not obtain prescribed attestations by all employees and members of our board of directors regarding their compliance with our code of ethics or their understanding of and compliance with Telanetix policies related to their employment.

3.

We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes in the following areas:

	•	Revenue recognition;
	•	Stock compensation; and
	•	Warrant transaction valuation s.
4.

We did not have a record retention policy for retention of hard copy documents. Cases of inadequate records retention or supporting documentation were noted in the accounting department and impacted our ability to support and account for transactions.

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

Management’s Remediation Initiatives

We are in the process of evaluating our material weaknesses. We have already have begun to remediate many of the material weaknesses.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.

Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

2.	Require all employees and directors to sign our code of ethics on an annual basis;
3.	Implement appropriate management oversight and approval activities in the areas of vendor bill payments, employee expense reimbursements, customer invoicing, and period-end closing processes; and
4.

Establish a records retention policy that outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to verify compliance with the related policy.

We anticipate that the above four initiatives will be at least partially, if not fully, implemented by June 30, 2008. Additionally, we plan to test our updated controls and remediate our material weaknesses by December 31, 2008.

Conclusion

The above identified material weaknesses resulted in material audit adjustments to our 2007 financial statements. If the identified material weaknesses are not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements in a future interim or annual period.

In light of the identified material weaknesses, management performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The changes noted above are changes we implemented during our first fiscal quarter in 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors are elected by our stockholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his or her death, resignation or removal. Each of our officers is appointed by our board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until his or her death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than five. The number of directors is determined by resolution of our board of directors or by our stockholders at our annual meeting. Our current board of directors consists of five directors.

The following table sets forth certain information regarding our executive officers and directors as of March 27, 2008:

Name	Age	Position
Thomas A. Szabo	47	Chairman of the Board and Chief Executive Officer
Richard M. Ono	48	Chief Financial Officer, Chief Operating Officer and Corporate Secretary
Steven J. Davis	41	Director
James R. Everline	66	Director
Douglas N. Johnson	48	Director
David A. Rane	53	Director

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

Mr. Ono has served as our chief financial officer, chief operating officer and corporate secretary since the effectiveness of the exchange in August 2005, and served as chief operating officer and corporate secretary of our wholly-owned subsidiary, Telanetix, Inc., a California corporation, since April 2005. From 2002 to 2004, Mr. Ono was a partner with Avant Partners, Inc., a private management consulting firm specializing in high technology start-ups and turnarounds. From 1999 to 2002, he was the senior vice president, general manager for ADN Corporation, a private provider of internet services to enterprise customers. Mr. Ono has also held executive and senior level sales and marketing management positions with Xircom Corp., Western Digital Corp (NYSE: WDC), Gateway Communications, Inc. and Regis McKenna, Inc.

Mr. Davis was appointed to our board of directors on June 11, 2007. He has practiced business and corporate law since 2005 in his law firm, Steven James Davis, A Professional Corporation. From 2002 to 2005, Mr. Davis served as general counsel and corporate secretary of Molecular Imaging Corporation, a publicly traded healthcare company. From 2000 to 2002, he served as legal counsel for Leap Wireless International, Inc. Before joining Leap Wireless, Mr. Davis was an attorney in the business and corporate group in the San Diego office of the law firm of Luce, Forward, Hamilton & Scripps LLP.

Mr. Everline was appointed to our board of directors on June 11, 2007. He has been president of Everline & Co., a mergers and acquisitions/management consulting company, for the past fifteen years. From 1990 to 1991, Mr. Everline was president, investment banking division, of Henry & Company, a venture capital and investment banking firm. From 1988 to 1989, he was a partner of Founders Court Investors Inc. Before that he served as vice president, capital markets group, of Bank of America. He served as a member of the board of directors of Bandag, Incorporated, from 1982 until its merger in May 2007. He also served as a member of the audit committee, executive committee, management continuity and compensation committee, and the nominating and corporate governance committee of the board of directors of Bandag.

Mr. Johnson was appointed to our board of directors on September 14, 2007 in connection with our acquisition of AccessLine Holdings, Inc. He currently serves as the president of AccessLine. Mr. Johnson joined the executive management team of AccessLine Communications in 2000 as the chief operating officer. In September 2002, Mr. Johnson was appointed as president and chief executive officer. Before joining AccessLine, he managed the Wireless IP and Wireless Office Services in North America for AT&T Wireless's Advanced Services Organization. Before that position he served as AT&T Wireless's North American Vice President for Global Markets. He is an honor graduate from Washington State University.

Mr. Rane was appointed to our board of directors on June 11, 2007. He most recently served as a senior vice president and chief financial officer of World Waste Technologies, Inc. (OTCBB:WDWT) from November 2004 to February 2008. Previously, from May 2004 to November 2004, he served as vice chancellor for financial management for the National University System. Before that, he served as executive vice president of two development stage companies; SureBeam Corporation from 2001 to 2004 and StoreRunner Network, Inc. from 2000 to 2001. Mr. Rane served as executive vice president and chief financial officer for Callaway Golf Company from 1994 to 2000. Previously, Mr. Rane was an executive with PricewaterhouseCoopers for 14 years in their San Diego, Brussels, and national offices. Mr. Rane is a certified public accountant and has a B.A. in Accounting from Brigham Young University.

There are no family relationships among members of our management or our board of directors.

Board Committees

Our board of directors has standing audit, compensation and nominating/corporate governance committees.

Audit Committee

Our audit committee currently consists of Messrs. Everline, Rane and Davis, each of whom our board of directors has determined are independent directors under the NASDAQ listing standards. Our board of directors has determined that Mr. Rane qualifies as an “audit committee financial expert” as defined by the rules of the SEC. The purpose of our audit committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements and to address issues or complaints about the Company raised by stockholders. The responsibilities of our audit committee include appointing and providing the compensation of the independent registered public accounting firm to conduct the annual audit of our accounts, reviewing the scope and results of the independent audit, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent registered public accounting firm. Our audit committee is governed by a written charter approved by our board of directors.

Compensation Committee

Our compensation committee currently consists of Messrs. Everline, Rane and Davis, each of whom our board of directors has determined are independent directors under the NASDAQ listing standards. Our compensation committee administers our benefit and stock plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. Our compensation committee meets several times a year and consults with independent compensation consultants, as it deems appropriate, to review, analyze and set compensation packages for our executive officers, which include our chairman and chief executive, Mr. Szabo, and our chief operating officer and chief financial officer, Mr. Ono, and each of our other senior officers. Our compensation committee determines Mr. Szabo's compensation following discussions with him and, as it deems appropriate, an independent compensation consultant. Our compensation committee is solely responsible for determining Mr. Szabo's compensation. For the other executive officers, the Mr. Szabo prepares and presents to our compensation committee performance assessments and compensation recommendations. Following consideration of Mr. Szabo's presentation, our compensation committee may accept or adjust Mr. Szabo's recommendations. The other executive officers are not present during this process. Our compensation committee is governed by a written charter approved by our board of directors.

Nominating/Corporate Governance Committee

Our nominating/corporate governance committee currently consists of Messrs. Everline, Rane and Davis, each of whom our board of directors has determined is an independent director under the NASDAQ listing standards. Our nominating/corporate governance committee's responsibilities include recommending to our board of directors nominees for possible election to our board of directors and providing oversight with respect to corporate governance and succession planning matters. Our nominating/corporate governance committee is governed by a written charter approved by our board of directors.

Charters for our audit, compensation and nominating/corporate governance committees are available to the public at our website at www.telanetix.com.

Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders can nominate directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports that were furnished to us, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2007 were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners, except as noted below.

Mr. Szabo failed to timely file a Form 4 to report the receipt of an option grant to purchase 175,000 shares of common stock at an exercise price of $3.50 per share. Mr. Szabo failed to timely file a Form 4 to report the receipt of an option grant to purchase 250,000 shares of common stock at an exercise price of $2.55 per share. Mr. Ono failed to timely file a Form 4 to report the receipt of an option grant to purchase 175,000 shares of common stock at an exercise price of $3.50 per share.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to each of our officers and directors, a copy of which is available on our website at www.telanetix.com, and is also available free of charge upon request to us at 6197 Cornerstone Court E, Suite 108, San Diego, California 92121, Attn: Richard Ono.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below summarizes the total compensation paid or earned by each of Thomas A. Szabo, our chief executive officer, Richard M. Ono, our chief financial officer and chief operating officer, and Douglas N. Johnson, president of our AccessLine division, for the fiscal years ended December 31, 2007 and 2006. Throughout this report, the individuals included in the Summary Compensation Table set forth below, are referred to as our "named executive officers."

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation		Total ($)
Thomas A. Szabo, Chief Executive Officer	2007	240,000	18,750	140,630		143,000	(3)	542,380
	2006	180,000	—	19,167		—		199,167

Richard M. Ono, Chief Financial Officer and Chief Operating Officer	2007	187,000	18,750	130,630		—		336,380
	2006	150,000	—	415,833	(2)	—		565,833

Douglas N. Johnson, President of AccessLine (4)	2007	200,000	—	10,063		—		210,063

(1) Represents the amount recognized for financial statement reporting purposes in respect of outstanding option awards in accordance with SFAS 123(R).The assumptions made in valuing option awards reported in this column are discussed in Note 1, "Summary of Business and Significant Accounting Policies" under "Stock-Based Compensation" and Note17, "Stock Based Compensation" to our consolidated financial statements included in this report.

(2) The vesting of options to purchase 466,667 shares of common stock was accelerated during 2006.
(3) Represents payment of compensation deferred from prior years.
(4) Mr. Johnson serves as President of AccessLine at an annual salary of $200,000.From September 15, 2007 to December 31, 2007, Mr. Johnson received salary payments totaling $53,461.

Employment Agreements

We provide our named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for our named executive officers are determined for each executive based on his position and responsibility, and on past individual performance. We have entered into written employment agreements with each of Thomas Szabo and Richard Ono.

Mr. Szabo's Employment Agreement.  We entered into an employment agreement with Mr. Szabo as of April 1, 2007, which if not terminated earlier in accordance with its terms, expires on September 30, 2008. Under the terms of his employment agreement, we agreed to pay Mr. Szabo an annual salary of $220,000 and bonus of up to $25,000 payable in quarterly amounts of $6,250. The first bonus payment is guaranteed and thereafter is subject to the achievement of agreed upon objectives as determined by our board of directors from time to time. In addition, we granted Mr. Szabo an option to purchase 175,000 shares of our common stock at an exercise price equal to the fair market value of our common stock as determined by the closing price of the stock on the day of the grant. Mr. Szabo is entitled to all employee benefits that we offered to our other full-time employees.

Mr. Szabo's employment is at will and terminates upon mutual agreement of the parties, his death or disability, or with or without cause by either party. Cause is defined as (i) the conviction of Mr. Szabo of a felony; (ii) his habitual neglect to perform his duties required under his employment agreement after receipt of notice of such failure; (iii) his intentional improper conduct substantially prejudicial to our business; or (iv) his intentional violation of our confidentiality, non-competition and proprietary rights agreement. If we terminate his employment for cause, (i) Mr. Szabo is not entitled to any further compensation as of the termination date other than such portion of his salary that is accrued and unpaid as of the termination date and any accrued and unpaid paid time off through the termination date; (ii) any unvested options granted to Mr. Szabo in connection with the employment agreement shall cease vesting and be immediately canceled; and (iii) any vested options as of the termination date are exercisable within 90 days of the termination date and, if not exercised within such 90 day period, are canceled.

If we terminate his employment without cause within the first 18 months of the term of his employment under the employment agreement, or if Mr. Szabo terminates his employment for good reason, upon execution and delivery to us of a general release of claims, we agreed to pay $27,222 to Mr. Szabo every month from the date of termination through September 30, 2008 and the vesting of all options issued to Mr. Szabo in connection with the employment agreement would accelerate and be immediately vested as of the date of the termination. However, the acceleration of the vesting of the options shall not occur if the termination of employment occurs in connection with a change in control of our company. Good reason is defined as (i) our request or direction that Mr. Szabo relocate more than 60 miles from the area in which he resides; or (ii) any attempt by us to reduce his compensation, benefits, title or job responsibilities.

Mr. Ono's Employment Agreement.  The terms of Mr. Ono's employment under his employment agreement are identical to the terms of Mr. Szabo's employment except that Mr. Ono's base salary is $190,000 and the monthly amount we will pay him if we terminate his employment without cause within the first 18 months of the term of his employment under the employment agreement, or if he terminates his employment for good reason, is $23,888 (as compared to $27,222 for Mr. Szabo).

Deferred Compensation Arrangements

On August 12, 2005, five of our employees, including Mr. Szabo, entered into deferred compensation agreements for each of their respective unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of each individual's deferred compensation paid each year. Accordingly, we paid Mr. Szabo $143,000 in 2007 for his 2003 and 2004 deferred compensation and will pay him the same amount in 2008.

Equity Awards

During 2006, we accelerated the vesting of options to purchase 466,667 shares of our common stock held by Mr. Ono, our chief operating officer and chief financial officer. The details of the options outstanding at the fiscal year ended December 31, 2007, are disclosed in the table below. Other than stock options, none of the named executive officers hold any other equity awards.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas A. Szabo,	208,334	—		$0.20	05/15/2012
Chief Executive Officer	50,000	—		$0.20	05/30/2013
	75,000	—		$0.20	06/30/2013
	15,000	—		$0.20	08/11/2013
	25,000	—		$0.20	08/29/2013
	40,000	—		$0.20	03/02/2014
	15,000	—		$0.20	04/02/2014
	80,000	—		$0.20	05/04/2014
	25,554	—		$0.20	07/15/2014
	70,000	—		$0.20	06/02/2014
	145,833	54,167	(1)	$0.20	01/01/2015
	—	175,000	(2)	$3.50	02/23/2017
	—	250,000	(3)	$2.55	11/26/2017

Richard M. Ono,	200,000	—		$0.20	01/01/2015
Chief Financial Officer and	400,000	—		$1.00	08/15/2015
Chief Operating Officer	—	175,000	(2)	$3.50	02/23/2017
	—	250,000	(3)	$2.55	11/26/2017

Douglas N. Johnson	—	300,000	(4)	$2.55	11/26/2017
President, AccessLine

(1) Vests at the rate of 4,167 shares per month on the first day of each month.
(2) Vests at the rate of 25% on February 23, 2008, and ratably over the following 36 months beginning March 1, 2008.
(3) Vests on May 26, 2008.
(4) Vests at the rate of 25% on November 26, 2008, and ratably over the following 36 months beginning December 1, 2008.

        During 2007 and 2005, we granted options to purchase shares of our common stock to each of the named executive officers. All such options were granted pursuant to our 2005 Equity Incentive Plan, or the "2005 Plan." The 2005 Plan provides us with a means to retain the services of qualified executives and other persons eligible to receive stock awards that we may grant from time to time under the Plan. By granting awards under the 2005 Plan, the recipients of such grants have an opportunity to benefit from increases in the value of our common stock. We believe that granting awards under the 2005 Plan provides an incentive for such persons to exert maximum efforts for our success and for the success of our affiliates.

In 2007, we granted two separate options to Mr. Szabo (i) an option to purchase 175,000 shares of our common stock, as to which 43,750 vest on February 23, 2008, and the remainder vest at a rate of 3,646 per month on the first day of each month beginning March 1, 2008, and (ii) an option to purchase 250,000 shares of our common stock which vest on May 26, 2008. We made identical grants to Mr. Ono in 2007. Also in 2007, we granted to Mr. Johnson an option to purchase 300,000 shares of our common stock, as to which 75,000 vest on November 26, 2008, and the remainder vest at a rate of 6,250 per month of the first day of each month beginning December 1, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning equity awards received by our named executive officers including any equity awards, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

2007 Grants of Plan-Based Awards Table

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Thomas A. Szabo	02/23/07	175,000	3.50	332,500
Thomas A. Szabo	11/26/07	250,000	2.55	302,500
Richard M. Ono	02/23/07	175,000	3.50	332,500
Richard M. Ono	11/26/07	250,000	2.55	302,500
Douglas N. Johnson	11/26/07	300,000	2.55	414,000

In 2005, we granted Mr. Szabo an option to purchase 200,000 shares of our common stock, as to which 50,000 shares vested on January 1, 2006, and the remaining 150,000 shares vest at a rate of 4,167 per month on the first day of each month beginning on February 1, 2006. Also in 2005, we granted Mr. Ono two options to purchase an aggregate of 600,000 shares of our common stock. We accelerated the vesting of the options granted to Mr. Ono in 2006, such that such options were fully vested at December 31, 2006.

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

Director Compensation

Until June 11, 2007, we only had one director, Mr. Szabo. On June 11, 2007, we appointed James R. Everline, David A. Rane and Steven J. Davis to our board of directors, and on September 14, 2007, in connection with our AccessLine acquisition, we appointed Douglas N. Johnson to our board of directors. In connection with their appointment, each of Messrs. Everline, Rane and Davis were granted options to purchase up to 15,000 shares of common stock, with an exercise price of $5.17 per share. Such options vested in December 2007. In November 2007, we granted each of Messrs. Everline, Rane and Davis options to purchase up to 35,000 shares of common stock, with an exercise price of $2.55 per share. Such options vest in May 2008. We pay each of our outside directors $2,500 for their attendance at meetings of the board of directors, and $1,000 for their participation in telephonic meetings of the board of directors. Neither Mr. Szabo nor Mr. Johnson receive compensation for service as a director.

Director Compensation Table
Name	Year	Fees ($)	Option Awards ($)(1)	Total ($)
Steven J. Davis (2)	2007	15,000	50,235	65,235
James R. Everline (2)	2007	15,000	50,235	65,235
Douglas N. Johnson (3)	2007	—	—	—
David A. Rane (2)	2007	16,000	50,235	66,235

(1) Represents the amount recognized for financial statement reporting purposes for 2007 in respect of outstanding option awards in accordance with SFAS 123(R).The assumptions made in valuing option awards reported in this column are discussed in Note 1, "Summary of Business and Significant Accounting Policies" under "Stock-Based Compensation" and Note 17, "Stock Based Compensation" to our consolidated financial statements included in this report.

(2) Each of Messrs Davis, Everline and Rane hold options to purchase 50,000 shares of common stock, none of which have been exercised to date.

(3) Mr. Johnson was appointed to our board of directors on September 14, 2007 in connection with our AccessLine acquisition. Mr. Johnson is the President of AccessLine, and does not receive compensation for serving on our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 27, 2008, we had 23,609,507 shares of common stock issued and outstanding. The following table sets forth as of March 27, 2008 information regarding the beneficial ownership of our common stock with respect to (i) our executive officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock. Under the rules of the SEC, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security when that person has the right to acquire such security within 60 days, as in the case of warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned
Officers and Directors
Steven J. Davis	70,000	(1)	**
James R. Everline	106,000	(1)	**
Douglas N. Johnson	63,890		**
Richard M. Ono	904,688	(1)	3.69%
David A. Rane	50,000	(1)	**
Thomas A. Szabo	2,675,244	(2)	10.84%
All directors and executive officers as a group (6 persons)	3,869,821		15.02%

5% Stockholders
Thomas A. Szabo	2,675,244	(2)	10.84%
Robert Arnold	1,338,022	(3)	5.50%
Enable Growth Partners LP	2,436,965	(4)	9.99%
Enable Opportunity Partners LP	2,436,965	(4)	9.99%
Pierce Diversified Strategy Master Fund LLC, ena	2,436,965	(4)	9.99%

*

Each stockholder may be contacted at our corporate offices unless otherwise indicated in the footnotes below. The address of our corporate offices is 6197 Cornerstone Court East, Ste. 108, San Diego, California.

**			Less than one percent.
(1)

Consists of shares of our common stock issuable upon exercise of options, except for Mr. Everline whose beneficial ownership also includes 24,750 shares of common stock that are issued and outstanding and Mr. Davis whose beneficial ownership also includes 20,000 shares that are issued and outstanding.

(2)			Consists of (i) 1,600,000 shares of our common stock and (ii)1,075,244 shares of our common stock issuable upon exercise of options.
(3)			Consists of (i)600,000 shares of our common stock and (ii)738,022 shares of our common stock issuable upon exercise of options.
(4)

Does not include 18,150,367 shares of our common stock acquirable upon the conversion of debentures and preferred stock, and exercise of warrants held by the stockholder or its affiliates as described in the table below, all of which are subject to conversion or exercise caps. Pursuant to the terms of the December debentures and  related warrants, the number of shares of our common stock that may be acquired by the stockholder upon any conversion or exercise of such security is limited, to the extent necessary, to ensure that following such conversion or exercise, the number of shares of our common stock then beneficially owned by the stockholder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the stockholder for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. The debentures, warrants and Series A Stock acquired on August 30, 2007 and the debentures and warrants acquired on March 27, 2008 include similar caps on the stockholder's right to acquire shares of our common stock upon exercise of such securities except that the cap is 4.99%. Such cap may be increased to 9.99% by the stockholder upon 61 days notice, but may not be increased or waived thereafter. Accordingly, including the 1,652,426 shares of common stock such entities own in the aggregate as of March 27, 2008, in light of the beneficial ownership cap, the aforementioned entities are entitled to own 2,436,965 shares of our common stock.

In addition to 1,652,426 shares of common stock, this stockholder and its affiliates hold the following securities:

	December debenture acquired December 28, 2006		August debenture acquired August 30, 2007		March debenture acquired March 27, 2008		Series A Preferred Stock acquired August 30, 2007		Warrant shares at $1.54 per share	Warrant shares at $1.92 per share
	Principal ($)	Conversion shares	Principal ($)	Conversion shares	Principal ($)	Conversion shares	Preferred shares	Conversion shares
Enable Growth Partners LP	971,429	630,798	3,377,889	2,193,434	3,247,143	2,029,464	7,600	4,935,065	4,505,756	773,571
Enable Opportunity Partners LP	114,286	74,212	889,000	577,273	—	—	2,000	1,298,701	1,116,104	—
Pierce Diversified Strategy Master Fund LLC, ena	57,143	37,106	178,111	115,657	171,429	107,143	400	259,740	240,168	40,714

Mitch Levine is the Managing Partner of each of Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”) and Pierce Diversified Strategy Master Fund LLC, ena (“Pierce”) and, as such, has the power to direct the vote and disposition of these shares. Mr. Levine disclaims beneficial ownership of these shares.

Each of EGP, EOP and Pierce may be contacted at One Ferry Building Ste. 225, San Francisco, California.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since January 1, 2006, we have not had any transactions in which any of our related persons had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

In March 2008, we completed our March 2008 Private Placement, pursuant to which Enable Growth Partners LP and Pierce Diversified Strategy Master Fund LLC, ena purchased debentures with an aggregate face value of $3.4 million and warrants to purchase up to 814,285 shares of our common stock. In August 2007, we completed our August 2007 Private Placement, pursuant to which Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena, purchased in the aggregate $10.0 million worth of our Series A Stock, debentures with an aggregate face value of $5.72 million and warrants to purchase up to 1,942,450 shares of our common stock. Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena beneficially own, together with their affiliates, more than 5% of our outstanding common stock. See "ITEM 1 - DESCRIPTION OF BUSINESS—Recent Financings," above, and “ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” above.

In March 2007, we entered into an agreement with Aequitas Capital Management, Inc., in order to provide our prospective customers with a leasing alternative for our videoconferencing systems. In connection with this agreement, we issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. As a result of such issuance, Aequitas Capital beneficially owned, together with its affiliates, more than 5% of our then outstanding common stock.

Under the terms of our agreement with Aequitas Capital, qualifying customers will be able to lease one of our systems through private label leasing provided by Aequitas Capital. Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, we will sell the videoconferencing system to Aequitas Capital who in turn will lease it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer. We agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with the leasing arrangement.

Also, during 2007, we sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million.

In February 2007, we used the proceeds from our February private placement to repay the $1.3 million note payable to a shareholder.

Parent Companies

We do not have a parent company.

Director Independence

Our board of directors has determined that three of our current five directors – each of Messrs. Everline, Rane and Davis – are independent under the definition of independent director promulgated by the NASDAQ. Each of Messrs. Everline, Rane and Davis also serve on the audit committee, nominating/corporate governance committee, and the compensation committee of our board of directors.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement by and among AER Ventures, Inc., Telanetix, Inc., a California corporation, and certain stockholders of Telanetix, Inc. dated August 15, 2005 (1)
2.2	Agreement and Plan of Merger of AER Ventures, Inc. and Telanetix, Inc., a Delaware corporation, dated March 15, 2006 (2)
2.3

Agreement and Plan of Merger dated as of September 1, 2007, by and among Telanetix, Inc., a Delaware corporation, Endzone Acquisition Corp., a Delaware corporation, and AccessLine Holdings, Inc., a Delaware corporation (3)

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (3)
4.1	Form of common stock purchase warrant issued in March 2005 (4)
4.2	Form of common stock purchase warrant issued in June 2005 (4)
4.3	Form of warrant agreement issued in connection with November 2006 private placement (5)
4.4	Form of original issue discount 6% senior convertible debenture issued in connection with the December 28, 2006 financing (6)
4.5	Form of common stock purchase warrant issued in connection with the December 28, 2006 financing (6)
4.6	Form of original issue discount 6% senior convertible debenture issued in connection with the February 12, 2007 financing (7)
4.7	Form of common stock purchase warrant issued in connection with the February 12, 2007 financing (7)
4.8	Form of common stock purchase warrant issued to Aequitas Capital Management, Inc. (4)
4.9	Form of common stock purchase warrant issued in connection with the August 2007 financing (3)
4.10	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (3)
4.11	Form of common stock purchase warrant issued in connection with the March 2008 financing (14)
4.12	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the March 2008 financing (14)
10.1#	2005 Equity Incentive Plan (2)
10.2#	Executive Deferred Compensation Plan effective June 1, 2005 (2)
10.3	Form of stock purchase agreement related to March 2006 private placement (8)
10.4	Form of subscription agreement related to November 2006 private placement (5)
10.5	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (6)
10.6	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (6)
10.7	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (7)
10.8	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (7)
10.9	Waiver and Amendment Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchaser identified therein dated as of February 12, 2007 (7)
10.10	Letter Agreement between Telanetix, Inc., a Delaware corporation, and Aequitas Capital Management dated March 6, 2007 (4)
10.11	Stock Purchase Agreement between Telanetix, Inc., a Delaware corporation, and the sellers identified therein dated as of March 30, 2007 (9)
10.12	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Robert Leggio dated April 1, 2007 (9)
10.13	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Elbert E. Layne, Jr. dated April 1, 2007 (9)
10.14	Loan and Security Agreement by and among Telanetix Inc., a Delaware corporation, AVS Installations, LLC, and Union Labor Force One, LLC and Bridge Bank, National Association dated August 8, 2007 (10)
10.15

Intellectual Property Security Agreement by and among Telanetix Inc., a Delaware corporation, AVS Installations, LLC, and Union Labor Force One, LLC and Bridge Bank, National Association dated August 8, 2007 (10)

10.16

Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the Series A Convertible Preferred Stock offering (3)

10.17

Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (3)

10.18	Registration Rights Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (3)
10.19

Security Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (3)

10.20

Securities Purchase Agreement dated as of March 27, 2008 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (14)

10.13*#	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Thomas A. Szabo dated April 1, 2007
10.14*#	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Richard M. Ono dated April 1, 2007
11.1	Statement re Computation of Per Share Earnings (11)
14.1	Code of Business Conduct and Ethics (12)
21.1	Listing of Subsidiaries (13)
23.1*	Consent of Mayer Hoffman McCann P.C.
24.1	Power of Attorney (contained in the signature page of this report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
#	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this report
(1)	Incorporated herein by reference to the registrant's Form 8-K filed on August 19, 2005
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006
(3)	Incorporated herein by reference to the registrant's Form 8-K filed on September 4, 2007
(4)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 29, 2007
(5)	Incorporated herein by reference to the registrant's Form 10-QSB filed on November 14, 2006
(6)	Incorporated herein by reference to the registrant's Form 8-K filed on January 3, 2007
(7)	Incorporated herein by reference to the registrant's Form 8-K filed on February 14, 2007
(8)	Incorporated herein by reference to the registrant's Form 10-QSB filed on May 19, 2006
(9)	Incorporated herein by reference to the registrant's Form 8-K filed on April 4, 2007
(10)	Incorporated herein by reference to the registrant's Form 10-QSB filed on August 14, 2007
(11)	Included within the financial statements filed in this report
(12)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007
(13)	Incorporated herein by reference to registrant's Registration Statement on Form SB-2/A filed on October 10, 2007
(14)	Incorporated herein by reference to the registrant's Form 8-K filed on April 1, 2008

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid an aggregate of $42,000 and $22,000 to our former principal accountant, Burnham & Schumm P.C., and $35,000 and $-0- to our current primary accountant, Mayer Hoffman McCann P.C., for the audit and review of our annual financial statements included in our Form 10-QSBs and Form 10-KSB, and for services normally provided in connection with such filings for the fiscal years ended December 31, 2007 and 2006, respectively.

We paid or incurred an aggregate of $400,000 to Mayer Hoffman McCann P.C. to date in 2008 for the audit of our financial statements included in our Form 10-KSB for the year ended December 31, 2007.

Audit-Related Fees, Tax Fees, All Other Fees

Other than the fees set forth under "Audit Fees," above, we paid $2,500 and $-0- to our former principal accountant for audit-related services; tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2007 and December 31, 2006.

Audit Committee Pre-Approval Policies

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: April 14, 2008	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer

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

Signature	Title	Date
/s/ THOMAS A. SZABO Thomas A. Szabo	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2008
/s/ RICHARD M. ONO Richard M. Ono	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2008
/s/ STEVEN J. DAVIS Steven J. Davis	Director	April 14, 2008
/s/ DOUGLAS N. JOHNSON Douglas N. Johnson	Director	April 14, 2008
/s/ JAMES R. EVERLINE James R. Everline	Director	April 14, 2008
/s/ DAVID A. RANE David A. Rane	Director	April 14, 2008

TELANETIX, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telanetix, Inc.

We have audited the accompanying consolidated balance sheet of Telanetix, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telanetix, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and had a working capital deficit of approximately $13,600,000 at December 31, 2007. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 of the consolidated financial statements, the Company restated its 2006 consolidated financial statements.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 14, 2008

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

We also audited the adjustments described in Note 2 that were applied to restate the 2006 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Burnham & Schumm, P.C.
Salt Lake City, Utah
March 6, 2007, except for Note 2,
as to which the date is April 11, 2008

TELANETIX, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
		(As Restated. See Note 2)
ASSETS
Current assets
Cash	$3,779,821	$3,198,200
Accounts receivable, net of allowance for doubtful accounts of $230,645 and $-0- at December 31, 2007 and 2006, respectively	2,406,885	699,985
Inventory	230,590	—
Prepaid expenses and other current assets	455,577	42,976
Total current assets	6,872,873	3,941,161
Property and equipment, net	5,844,421	116,919
Goodwill	6,934,304	—
Purchased intangibles, net	20,953,333	—
Other assets	738,024	222,290
Total assets	$41,342,955	$4,280,370
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,897,165	$361,512
Accrued liabilities	2,618,305	404,007
Line of credit	503,590	—
Deferred revenue, current portion	1,018,515	—
Deferred compensation, current portion	445,389	481,692
Capital lease obligations, current portion	1,200,989	—
Notes payable, stockholder	—	1,300,000
Convertible debentures, current portion	3,670,734	426,784
Warrant and beneficial conversion liabilities	9,103,923	1,101,892
Total current liabilities	20,458,610	4,075,887
Non-current liabilities
Deferred revenue, less current portion	69,700	—
Deferred compensation, less current portion	—	481,692
Capital lease obligations, less current portion	1,433,694	—
Convertible debentures, less current portion	1,003,178	853,569
Total non-current liabilities	2,506,572	1,335,261
Total liabilities	22,965,182	5,411,148
Stockholders' equity (deficit)
Cumulative preferred stock, $.0001 par value; $1,000 stated value; Authorized:10,000,000; Issued and outstanding: 13,000 at December 31, 2007 and none at December 31, 2006 (preference in liquidation of $13,000,000)	1	—
Common stock, $.0001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 23,079,576 at December 31, 2007 and 15,557,166 at December 31, 2006	2,308	1,556
Additional paid in capital	39,011,923	8,871,099
Warrants	10,000	10,000
Accumulated deficit	(20,646,459)	(10,013,433)
Total stockholders' equity (deficit)	18,377,773	(1,130,778)
Total liabilities and stockholders' equity	$41,342,955	$4,280,370

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2007	2006
Revenues
Product revenues	$4,791,687	$1,132,108
Service revenues	7,386,001	179,386
Total revenues	12,177,688	1,311,494
Cost of revenues
Cost of product revenues	3,683,274	357,568
Cost of service revenues	3,520,850	118,562
Total cost of revenues	7,204,124	476,130
Gross profit	4,973,564	835,364
Operating expenses
Selling, general and administrative	8,576,310	3,287,028
Research, development and engineering	2,154,006	502,805
Depreciation	232,958	83,026
Amortization of purchased intangibles	746,667	—
Total operating expenses	11,709,941	3,872,859
Operating loss	(6,736,377)	(3,037,495)
Other income (expense)
Interest income	108,009	3,009
Interest expense	(5,860,848)	(83,770)
Change in fair market value of warrant and beneficial conversion liabilities	1,856,190	—
Total other income (expense)	(3,896,649)	(80,761)
Loss before income taxes	(10,633,026)	(3,118,256)
Provision for income taxes	—	800
Net loss	(10,633,026)	(3,119,056)
Series A preferred stock dividends and accretion	(8,902,604)	—
Net loss applicable to common stockholders	$(19,535,630)	$(3,119,056)

Net loss per share - basic and diluted	$(1.06)	$(0.22)

Weighted average shares outstanding - basic and diluted	18,456,582	14,470,075

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2005	—	$—	13,482,001	$1,348	$4,410,321	$10,000	$(6,894,377)	$(2,472,708)
Common stock issued for cash in January through June 2006 at $1.50 per share	—	—	972,666	98	1,458,861	—	—	1,458,959
Common stock issued for cash in November 2006 at $1.20 per share, net of offering costs of $67,208	—	—	562,499	56	607,736	—	—	607,792
Common stock issued for investor relation services at $2.05 per share on August 14, 2006	—	—	540,000	54	1,106,946	—	—	1,107,000
Stock based compensation	—	—	—	—	467,583	—	—	467,583
Beneficial conversion feature associated with convertible debt financing	—	—	—	—	819,652	—	—	819,652
Net loss	—	—	—	—	—	—	(3,119,056)	(3,119,056)
Balance, December 31, 2006 (Restated)			15,557,166	1,556	8,871,099	10,000	(10,013,433)	(1,130,778)
Exercise of warrants at $1.50 per share	—	—	281,250	28	421,847	—	—	421,875
Exercise of warrants at $1.69 per share	—	—	410,000	41	692,859	—	—	692,900
Exercise of warrants at $2.00 per share	—	—	250,000	25	499,975	—	—	500,000
Exercise of stock options	—	—	25,000	2	4,998	—	—	5,000
Common stock issued for registration penalty	—	—	4,168	1	5,043		—	5,044
Common stock issued as inducement for early conversion of debentures	—	—	200,520	20	804,567	—	—	804,587
Stock based compensation	—	—	—	—	956,664	—	—	956,664
Beneficial conversion feature associated with convertible debt financings	—	—	—	—	2,258,719	—	—	2,258,719
Bifurcation of beneficial conversion feature of debentures					(1,693,408)			(1,693,408)
Value of warrants issued to ACM for financing agreement	—	—	—	—	584,200	—	—	584,200
Value of warrants issued to Bridge Bank	—	—	—	—	12,784	—	—	12,784
Common stock issued for AVS acquisition			248,119	25	1,252,975			1,253,000
Issuance of Series A preferred stock, less issuance costs of $877,500	13,000	1	—	—	12,122,499	—	—	12,122,500
Warrant liability - discount Series A preferred stock	—	—	—	—	(5,027,903)	—	—	(5,027,903)
Dividend on Series A preferred stock	—	—	—	—	(249,058)	—	—	(249,058)
Beneficial conversion feature associated with conversion of Series A preferred stock ($3,625,643)	—	—	—	—	—	—	—	—
Common stock issued for AccessLine acquisition	—	—	3,939,565	394	14,162,040	—	—	14,162,434
Common stock issued for conversion of debentures	—	—	2,111,255	211	3,251,125	—	—	3,251,336
Common stock issued for interest	—	—	52,533	5	80,898	—	—	80,903
Net loss	—	—	—	—	—	—	(10,633,026)	(10,633,026)
Balance, December 31, 2007	13,000	$1	23,079,576	$2,308	$39,011,923	$10,000	$(20,646,459)	$18,377,773

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,633,026)	$(3,119,056)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	34,986	—
Excess and obsolete inventory reserve	97,725	—
Depreciation	492,806	85,711
(Gain) Loss on disposal of fixed assets	(4,339)	2,411
Amortization of deferred financing costs	323,678	—
Amortization of intangible assets	746,667	—
Stock based compensation	956,664	467,583
Amortization of note discounts	4,133,152	—
Reversal of estimated taxes on deferred compensation	(71,195)	—
Common stock issued for services	—	1,107,000
Common stock issued for accrued interest	80,903	—
Common stock issued for non-registration penalty	5,044	—
Common stock issued to induce early conversion of debentures	804,587	—
Value of warrants issued for finance program agreement and line of credit agreement	596,984	—
Change in fair value of warrant liabilities	(1,856,190)	—
Changes in assets and liabilities:
Accounts receivable	347,129	(650,680)
Inventory	172,966	—
Prepaid expenses and other assets	(546,919)	(39,905)
Accounts payable and accrued expenses	(796,134)	319,675
Deferred revenue	(21,175)	—
Deferred compensation	(446,800)	—
Net cash used by operating activities	(5,582,487)	(1,827,261)
Cash flows from investing activities:
Purchase of property and equipment	(597,929)	(64,565)
Proceeds from disposal of fixed assets	4,900	14,515
Cash acquired in purchase of AVS	64,253	—
Acquisition of AccessLine, including acquisition costs of $1,990,516, net of cash acquired	(13,405,155)	—
Net cash used by investing activities	(13,933,931)	(50,050)
Cash flows from financing activities:
Proceeds from sale of common stock	—	2,066,751
Proceeds from sale of preferred stock	12,122,500	—
Proceeds from sale of convertible debentures	8,351,875	2,992,554
Proceeds from exercise of warrants	1,614,775	—
Proceeds from exercise of stock options	5,000	—
Borrowings on line of credit	500,000	—
Payments on capital leases	(330,392)	—
Payment of notes payable issued to a shareholder	(1,300,000)	(31,700)
Payment of convertible debentures	(444,500)	—
Payments on lines of credit	(421,219)	—
Net cash provided by financing activities	20,098,039	5,027,605
Net increase (decrease) in cash	581,621	3,150,294
Cash at beginning of the period	3,198,200	47,906
Cash at end of the period	$3,779,821	$3,198,200
Supplemental disclosures of cash flow information:
Interest paid	$411,550	$1,257
Income taxes paid	$—	$800
Non cash investing and financing activities
Common stock issued in connection with the acquisition of subsidiaries	$15,415,434	$—
Accrued dividend on Series A Preferred Stock	$249,058	$—
Convertible debentures converted into common stock	$3,251,336	$—
Warrant liabilities and beneficial conversion features	$4,462,590	$—
Property and equipment acquired through capital leases	$437,243	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Telanetix (the “Company”) is a leading IP solutions provider offering telepresence and advanced communication services to the small and medium-sized business market, and the small and medium-sized enterprise markets in the United States. Effective April 1, 2007, the Company acquired all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS"). AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. Effective September 14, 2007, the Company acquired AccessLine Holdings Inc. ("AccessLine"), a Delaware corporation. AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace.

Principles of Accounting and Consolidation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under FAS 123(R), the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Going Concern:

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. Our independent registered auditors issued a going concern uncertainty in their report dated April 14, 2008 since there is substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2007 and 2006, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

	2007	2006
Net loss	$(10,633,026)	$(3,119,056)
Negative cash flow from operating activities	(5,582,487)	(1,827,261)
Working capital deficit	(13,585,737)	(134,726)
Stockholders’ equity (deficit)	18,377,773	(1,130,778)

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by raising additional operating cash through the private sale of our preferred stock and convertible debentures. This has provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

The first alternative could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to:

•	locate sources of debt or equity funding to meet current commitments and near-term future requirements; and
•	achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported net losses.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Sales are made to approved customers on an open account basis, subject to established credit limits, and generally, no collateral is required. Accounts receivable are stated at the amount management expects to collect.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts at least quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

The Company has recorded an allowance for doubtful accounts of $0.2 million and $-0- at December 31, 2007 and 2006, respectively.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions.

The Company has recorded reserves for excess and obsolete inventory of $0.1 million and $-0- at December 31, 2007 and 2006, respectively.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are two to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in operating expenses in the Consolidated Statement of Operations.

Internally Developed Software

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use. The Company capitalized $0.2 million and $-0- related to the development of internal use software during the years ended December 31, 2007 and 2006, respectively. Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years. Amortization of these costs was $0.1 million and $-0- for the years ended December 31, 2007 and 2006, respectively.

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition:

Video Solutions Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one year.

The Company’s telepresence products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

The Company generally recognizes revenue generated by AVS for integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

The Company has recorded earnings and costs in excess of billings on uncompleted contracts of $0.2 million and $-0- at December 31, 2007 and 2006, respectively. The Company has recorded billings in excess of earnings of $0.4 million and $-0- at December 31, 2007 and 2006, respectively.

Voice and Network Solutions Revenue

Voice and network revenues are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Shipping and Handling Costs:

The Company includes amounts charged to customers for shipping and handling in product revenues, and includes amounts paid to vendors for shipping and handling in product cost of sales.

Sales Tax:

Sales tax is collected when appropriate and is not included in revenues in the Consolidated Statements of Operations.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock compensation, outside services, and expensed materials.

Advertising:

The Company expenses direct advertising as the costs are incurred. The costs of advertising consist primarily of trade shows, E-commerce advertisements, and other direct costs. Advertising expense for the years ended December 31, 2007 and 2006 was $0.4 million and less than $0.1 million, respectively.

Income Taxes:

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Computation of Net Loss Per Share:

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 – Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents as of December 31, 2007 and 2006 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2007	2006
Convertible Debentures	3,319,505	2,374,768
Preferred Stock	4,626,335	—
Stock Options	6,206,222	3,351,512
Warrants	3,837,929	1,531,157
Total	17,989,991	7,257,437

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debentures approximate fair value due to their short maturities.

Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123(R)“Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the Consolidated Statement of Operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective in the first quarter of our 2008 fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

2. Restatement

The Company has restated its consolidated financial statements for the fiscal year ended December 31, 2006, in accordance with Staff Accounting Bulletin No. 108 “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB108”), to correct errors in such consolidated financial statements that would have a material effect on the financial statements for 2007 if not corrected. The net impact of the restatements on the fiscal year 2006 is reflected as an increase in additional paid in capital of $0.3 million, an increase in warrant liabilities of $0.6 million and a decrease in net convertible debentures of $0.9 million.

TELANETIX, INC.

Consolidated Balance Sheets

	December 31, 2006
	As restated	Adjustments	As reported
Assets
Current Assets:
Cash	$3,198,200	$—	$3,198,200
Accounts receivable, less allowance for doubtful accounts of $-0-	699,985	—	699,985
Prepaid expenses and other current assets	42,976	—	42,976
Total current assets	3,941,161	—	3,941,161
Property and Equipment, net	116,919	—	116,919
Other Assets:
Deposits	15,632	—	15,632
Deferred financing costs, net	206,658	—	206,658
Total other assets	222,290	—	222,290
Total Assets	$4,280,370	$—	$4,280,370
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$361,512	—	$361,512
Accrued expenses	404,007	—	404,007
Deferred compensation, current portion	481,692	—	481,692
Notes payable, stockholder	1,300,000	—	1,300,000
Convertible debentures, net, current portion (1)	426,784	(305,121)	731,905
Warrant liabilities (2)	1,101,892	559,495	542,397
Total current liabilities	4,075,887	254,374	3,821,513
Non-current liabilities
Convertible debentures, net, less current portion (1)	853,569	(610,241)	1,463,810
Deferred compensation, less current portion	481,692	—	481,692
Total non-current liabilities	1,335,261	(610,241)	1,945,502
Total liabilities	5,411,148	(355,867)	5,767,015
Stockholders' Deficit
Common stock, $.0001 par value, 200,000,000 shares authorized, 15,557,166 issued and outstanding at December 31, 2006	1,556	—	1,556
Additional paid in capital (1) (2)	8,871,099	355,867	8,515,232
Warrants	10,000	—	10,000
Accumulated deficit	(10,013,433)	—	(10,013,433)
Total stockholders' deficit	(1,130,778)	355,867	(1,486,645)
Total Liabilities and Stockholders' Deficit	$4,280,370	$—	$4,280,370

(1) To reflect an increase in note discounts resulting from the change in value of the warrants issued with the Company’s December 2006 financing.
(2) To reflect an increase in warrant liabilities resulting from the change in value of the warrants issued with the Company’s December 2006 financing.

3. Business Combinations

Effective September 14, 2007, the Company acquired AccessLine, and effective April 1, 2007, the Company acquired AVS. The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions at the time of acquisition:

Acquisition Date	Acquired Company	Consideration Paid	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets (Liabilities)
September 14, 2007	AccessLine	$27,888,898	$6,070,869	$20,800,000	$1,018,029
April 1, 2007	AVS	1,271,000	863,435	900,000	(492,435)
Totals		$29,159,898	$6,934,304	$21,700,000	$525,594

AccessLine

Effective September 14,2007, the Company acquired AccessLine, a Delaware corporation. AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million. The Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction. The first earn out period ended December 31, 2007, and the maximum number of common shares the Company would be obligated to issue is 625,000 shares if the earn out goals are met. As of December 31, 2007, the Company expects to issue most, if not all, of the earn out shares; however, final determination of the earn out is not completed.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.1 million of goodwill, $20.8 million of identifiable intangible assets, and $1.0 million of net tangible assets in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to AccessLine's developed technology and market presence which provide market access for the Company's products.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$2,039,479
Fixed assets	5,132,260
Other assets	417,107
Goodwill	6,070,869
Developed technology	7,600,000
Trademarks and trade names	6,000,000
Customer-related intangible	7,200,000
Total assets acquired	34,459,715
Current liabilities	(5,091,003)
Non-current liabilities	(1,479,814)
Total liabilities assumed	(6,570,817)
Net assets acquired	$27,888,898

In accordance with SFAS 142, goodwill originating from the AccessLine acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. Developed technology is being amortized on a straight-line basis over ten years, and the customer-related intangible is being amortized on a straight-line basis over five years. Trademarks and trade names have been assigned an indefinite life, and are not being amortized. See Note 5 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

AccessLine's results are included in the Company's results of operations from the acquisition date. The unaudited financial information table below summarizes the combined results of operations of the Company and AccessLine, on a pro forma basis, as if the acquisition had occurred at January 1, 2007 and 2006. The unaudited pro forma financial information combines the historical results of operations of the Company and AccessLine for the years ended December 31, 2007 and 2006, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results.

	Years ended December 31,
	2007	2006
Net revenue	30,100,000	25,300,000
Net loss applicable to common stockholders	(26,000,000)	(11,700,00)
Net loss per share - basic and diluted	(1.23)	(0.64)

AVS

Effective April 1, 2007, the Company acquired AVS, one of its channel partners. AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1.3 million and acquisition costs of less than $0.1 million for a total of $1.3 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $0.9 million of goodwill, $0.9 million of identifiable intangible assets, and $0.5 million of net tangible liabilities in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to AVS's expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, will provide the Company with the ability to provide solutions required for videoconferencing and audio visual needs.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$1,127,772
Fixed assets	53,437
Other assets	53,594
Goodwill	863,435
Trademarks and trade names	200,000
Customer-related intangible	700,000
Total assets acquired	2,998,238
Current liabilities	(1,727,238)
Net assets acquired	$1,271,000

In accordance with SFAS 142, goodwill originating from the AVS acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. The customer-related intangible is being amortized on a straight-line basis over five years. Trademarks and trade names have been assigned an indefinite life, and are not being amortized. See Note 5 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

AVS' results are included in the Company's results of operations from the acquisition date. The unaudited financial information table below summarizes the combined results of operations of the Company and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007 and 2006. The unaudited pro forma financial information combines the historical results of operations of the Company and AVS for the years ended December 31, 2007 and 2006, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results.

	Years ended December 31,
	2007	2006
Net revenue	$6,100,000	$5,700,000
Net loss applicable to common stockholders	$(18,700,000)	$(3,600,000)
Net loss per share - basic and diluted	$(1.06)	$(0.24)

4. Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2006:

	Estimated Useful	December 31,
	Life	2007	2006
Communications equipment	2-5 years	$4,668,834	$—
Capitalized software development costs	2 years	971,609	—
Software and computer equipment	3-5 years	806,939	316,423
Furniture and fixtures	5-7 years	106,048	46,832
Vehicles	5 years	23,572	—
Leasehold improvements	Life of lease	19,092	—
		6,596,094	363,255
Accumulated depreciation and amortization		(751,673)	(246,336)
		$5,844,421	$116,919

As of December 31, 2007, property and equipment with a cost of $3.8 million was financed through capital lease obligations. As of December 31, 2007, accumulated amortization for these assets was $0.2 million.

As of December 31, 2007, capitalized software development costs will be amortized to depreciation expense in future periods as follows: $0.5 million in 2008; and $0.3 million in 2009.

5. Goodwill and Purchased Intangibles

As required under Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, and is tested for impairment on at least an annual basis.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2007:

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value
Developed technology	$7,600,000	$(221,667)	$—	$7,378,333
Trademarks and trade names	6,200,000	—	—	6,200,000
Customer-related intangibles	7,900,000	(525,000)	—	7,375,000
Total	$21,700,000	$(746,667)	$—	$20,953,333

In 2007, the Company recorded amortization expense related to purchased intangibles of $0.7 million, which is included in Amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that a purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner under certain circumstances in accordance with SFAS No. 142.

Beginning in 2008, the Company will perform its annual goodwill impairment test outlined under SFAS 142 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment will be conducted by determining and comparing the fair value of our reporting units, as defined in SFAS142, to the reporting unit’s carrying value as of that date. The fair value will be determined using an income approach under which the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows will be discounted to arrive at their respective fair values.

Beginning in 2008, the Company will evaluate its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company will perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment.

The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows:

Year ending December 31,	Amount
2008	$2,340,000
2009	2,340,000
2010	2,340,000
2011	2,340,000
2012	1,815 ,000
Thereafter	3,578,333
Total	$14,75 3,333

6. Other Assets

Other assets consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Restricted cash	$120,000	$—
Deposits	180,599	15,632
Deferred financing costs, net	437,425	206,658
	$738,024	$222,290

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors. Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the debentures using the straight-line method.  In 2007 and 2006, the Company recorded amortization expense related to deferred financing costs of $0.3 million and $-0-, respectively, which is included in interest expense in the Consolidated Statement of Operations.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Accrued payroll, benefits and taxes	$1,268,618	$262,168
Accrued interest, stockholder	—	137,593
Accrued interest	67,030	1,829
Sales tax payable	606,600	2,417
Litigation settlement	159,840	—
Accrued dividends on Series A Preferred Stock	249,058	—
Other	267,159	—
	$2,618,305	$404,007

8. Line of Credit

The Company, through AVS, had two revolving credit agreements with Interstate Net Bank. In July 2007, borrowings under those credit agreements totaling $0.4 million were paid off, and the credit agreements were cancelled.

On August 8, 2007, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association ("Bridge") that provided the Company with up to a $1.5 million revolving line of credit (the "Line of Credit") based on its accounts receivable balance. The Loan and Security Agreement contains certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, revenue levels and other related items. At December 31, 2007, the Company was not in compliance with the financial covenants contained in the Loan and Security Agreement. As of December 31, 2007, the Company had borrowed $0.5 million on the Line of Credit which was secured by the Company’s intellectual and personal property. The interest rate on the Line of Credit was the prime rate plus 1%. The Company made no additional borrowings under the Line of Credit before paying off and cancelling the Line of Credit in January 2008. As of the date of this report, the Company had no lines of credit.

In connection with the establishment of the Line of Credit, the Company granted Bridge a warrant to purchase 12,784 shares of the Company's common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of the Company's common stock immediately before issuance. The warrant is exercisable immediately, expires in three years, and contains piggyback registration rights. The value of the warrant, less than $0.1 million, is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

9. Deferred Revenue

Deferred revenue at December31, 2007 consists of unearned activation fees ($0.1 million), monthly recurring fees ($0.5 million), billings in excess of earnings on installation and engineering contracts ($0.4million), and product sales accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” ($0.1 million). The unearned activation fees of $0.1 million will be recognized over the next three years, and all other deferred revenue is expected to be recognized over the next year.

10. Deferred Compensation

On August12, 2005, five of the Company's key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004. The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals’ deferred compensation paid each year. The Company paid $0.4 million of the deferred compensation during the year ended December 31, 2007, and reversed $0.1 million of the accrual related to estimated employer tax payments.

At December31, 2007 and 2006, deferred compensation was reported in the accompanying financial statements as follows:

	December 31,
	2007	2006
Current portion	$445,389	$481,692
Non-current portion	—	481,692
Total deferred compensation	$445,389	$963,384

11. Note Payable, Stockholder

The Company used the proceeds from the sale of debentures in February 2007 (see Note 12 below) to pay off the $1.3 million note payable to stockholder. The note payable to stockholder was unsecured, due on demand, and the interest rate on the note was 6%.

12. Convertible Debentures

December 2006 and February 2007

On December28, 2006, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to four unaffiliated institutional investors. The Company issued an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of common stock. Net proceeds to the Company were $3.0 million after deducting legal fees and transaction expenses totaling $0.2 million, which were capitalized as deferred financing costs.

On February 12, 2007, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to the same four unaffiliated institutional investors in the December 2006 private placement. The Company issued an aggregate of $1.5 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 401,040 shares of common stock. Net proceeds to the Company were $1.3 million after deducting legal fees and transaction expenses of $0.1 million, which were capitalized as deferred financing costs.

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

The Company also entered into registration rights agreements with the institutional investors in both the December and February private placements, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144. The Company filed the required registration statements, and they were declared effective in accordance with terms of the registration rights agreement. Because the holders can currently sell the underlying stock without volume restrictions under Rule 144, the Company’s registration obligation has terminated.

Through December 31, 2007, the holders of the debentures issued in December 2006 converted $1.7 million of principal value into 1,108,657 shares of common stock, reflecting a conversion price of $1.54 per share. Through December 31, 2007 the holders of the debentures issued in February 2007 converted the entire principal balance of $1.5 million into 1,002,598 shares of common stock, reflecting a conversion price of $1.54 per share. To induce the holders of the February debentures to convert the debentures early and to accept shares of restricted common stock, the Company issued an aggregate of 200,520 additional shares of restricted common stock. The Company recorded interest expense of $0.8 million related to the issuance of the inducement shares.

As of December 31,2007 and March 27, 2008, the Company had reserved 1,266,168 and 1,187,385 shares of common stock, respectively, for the conversion of the outstanding December debentures.

August 2007

On August 30, 2007, the Company issued original issue discount 6% unsecured convertible debentures and common stock purchase warrants to five unaffiliated institutional investors. The Company issued an aggregate of $8.0 million principal amount of debentures at an original issue discount of 12.5%, and warrants to purchase an aggregate of 826,190 shares of common stock. Net proceeds to the Company were $6.5 million after deducting legal fees and transaction expenses of $0.5 million, which were capitalized as deferred financing costs.

The debentures issued in August 2007 are due June 30, 2009.  Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on October 1, 2007.  Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin December 1, 2007 and continue through May 1, 2009.  Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed.  The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price (initially $3.68) or 85% of the average of the volume weighted average price ("VWAP") per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered.  The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $3.68, subject to adjustment including full-ratchet, anti-dilution protection. See Note 21 - Subsequent Events for discussion of changes to the conversion price based on the anti-dilution and full-ratchet provisions. The Company also has the right, subject to compliance with certain equity conditions and certain limitations on the holders beneficial ownership of common stock, to force conversion if the average of the VWAP for the Company's common stock exceeds 200% of the effective conversion price (initially $7.36) for 20 trading days out of a consecutive 30 day trading period.

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

The Company also entered into registration rights agreements with the institutional investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144. As a result of the changes made to Rule 144, which were effective February 15, 2008, the Company's obligations under these registration rights agreements terminated as of February 29, 2008. However, if the Company fails to satisfy the public information requirement under Rule 144 and the underlying shares cannot be sold because of such failure, the Company, as partial relief for damages to the investors by reason of such inability to sell, agreed to pay the investors cash damages, payable on the date of such failure and on every 30th day thereafter, equal to one percent of the aggregate purchase price paid by such investor under the terms of the August 2007 financing documents.

As of December 31, 2007 and March 27, 2008, the Company had reserved 2,053,397 and 4,040,910 shares of common stock, respectively, for the conversion of the outstanding August debentures.

General

The following table summarizes information relative to all of the outstanding debentures at December 31, 2007 and 2006:

	December 31,
	2007	2006
Convertible debentures	$9,506,307	$3,657,143
Less unamortized discounts:
Original issue discount - 12.5%	(930,127)	(455,247)
Detachable warrants discount	(2,251,931)	(1,101,891)
Beneficial conversion discount	(1,650,337)	(819,652)
Convertible debentures, net of discounts	4,673,912	1,280,353
Less current portion	(3,670,734)	(426,784)
Convertible debentures, long term portion	$1,003,178	$853,569

Maturities of the debentures are as follows:

Due through December 31, 2008	$7,283,807
Due from January 1 to May 1, 2009	2,222,500
$9,506,307

In accordance with EITF No. 00-27,Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the debentures issued in December 2006 had a non-cash beneficial conversion feature of $0.8million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $1.1 million to the debt discount and the fair value of the Company's common stock of $1.48 per share. After the allocation of proceeds between the debentures and warrants are made, the conversion price of $1.101 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.379, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.101, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

The Company has determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $0.5 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $0.8 million to the debt discount and the fair value of the Company's common stock of $2.49 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $1.583 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.907, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.583, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

Similarly, the Company has determined that the convertible debentures issued in August 2007 had a non-cash beneficial conversion feature of $1.8 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $2.4 million to the debt discount and the fair value of the Company's common stock of $3.60 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $2.692 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.908, the difference of the fair value of the common stock of $3.60 and the effective conversion price of $2.692,represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

At each reporting period the Company assesses the convertible debentures under SFAS 133 and EITF 00-19, and at December 31, 2007, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion. At December 31, 2006 and each of the quarterly reporting periods, the Company determined the conversion feature was not an embedded derivative that needed to be bifurcated based on the factors at each period. The Company’s conclusion changed at December 31, 2007 due to the decline in the stock price and the Company’s need to raise additional funds to continue operations.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at December 31, 2007. This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

At December 31, 2007, the Company recorded a beneficial conversion liability of $1.7 million.

13. Warrants and Warrant Liabilities

In March 2005, the Company issued warrants to two individuals in exchange for services rendered to the Company. These warrants allow each of the individuals to purchase up to 50,000 shares at $1.25per share and expire, if not exercised, on March 31, 2008. In July 2005, the Company sold additional warrants to these same individuals for a total of $10,000. These warrants allow each of the individuals to purchase up to 100,000 shares of the Company's common stock at $1.80 per share and expire, if not exercised, on June 30, 2008.

In November 2006, the Company issued warrants to purchase 281,250 shares of its common stock at an exercise price of $1.50 per share in conjunction with a private placement of its common stock. The warrants were exercised in 2007.

On December 28, 2006, the Company issued warrants to purchase 949,907 shares of common stock at $1.69 per share in conjunction with the sale of its debentures. On February 12, 2007, the Company issued warrants to purchase 401,040 shares of common stock at $1.69 per share in conjunction with the sale of its debentures. On August 30, 2007, the Company issued warrants to purchase 1,758,008 shares of common stock at $4.20 per share in conjunction with the sale of its Series A preferred stock and issued warrants to purchase 826,190 shares of common stock at $4.20 per share in conjunction with the sale of its debentures. Each of these warrants is immediately exercisable and expires five years from the issue date. The number of common shares underlying the warrants and the exercise price of the warrants issued in connection with the Series A preferred stock and all of the debentures are subject to adjustment, including full ratchet, anti-dilution protection. See Note 21 - Subsequent Events for discussion of changes to the number of common shares underlying the warrants and the exercise price of the warrants based on the anti-dilution and full ratchet provisions. Through December 31, 2007, 410,000 of the warrants issued in December 2006 have been exercised for cash at $1.69 per share.

Pursuant to Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, the fair value of the warrants at the issuance was recorded as a warrant liability because the exercise price of the warrants can be adjusted if the Company subsequently issues common stock at a lower price and it is possible for the Company to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of warrants was estimated at the issuance dates and revalued at December 31, 2007, using the Monte Carlo model discussed in Note 12 – Convertible Debentures, above. The decrease in fair value of the warrants for the year ended December 31, 2007 of $1.9 million was reported as non-operating income in the Consolidated Statement of Operations.

The warrant liability related to the debentures issued in the Company's December 2006, February 2007 and August 2007 private placements totals $7.4 million and $1.1 million at December 31, 2007 and December 31, 2006, respectively. The beneficial conversion liability related to the debentures issued in the Company's December 2006, February 2007 and August 2007 private placements totals $1.7 million at December 31, 2007.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's videoconferencing systems.  The warrant had a three year term, and was accounted for as an equity issuance in the financial statements. The warrant was exercised in 2007. The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.75%, volatility factor of 42.90%, contractual term and expected term of 3 years.   The fair value of the warrant of $0.6 million is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

On August 8, 2007, the Company issued an immediately exercisable warrant to purchase 12,784 shares of common stock at $3.52 per share in connection with its Loan and Security Agreement with Bridge Bank. The warrant has a three year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant issued to Bridge Bank Capital at the issue date was calculated using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.77%,volatility factor of 32.18%, contractual term and expected term of 3 years. The fair value of the warrant of less than $0.1 million is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The following table summarizes warrant activity for the years ended December 31, 2007 and 2006:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2005	300,000	$1.62
Issued	1,231,157	1.65
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance - December 31, 2006	1,531,157	$1.64
Issued	3,248,022	3.72
Exercised	(941,250)	1.72
Forfeited	—	—
Expired	—	—
Balance - December 31, 2007	3,837,929	$3.38

The following table summarizes information about warrants outstanding at December 31, 2007:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$1.25	100,000	0.25
$1.69	940,947	4.05
$1.80	200,000	0.50
$3.52	12,784	2.61
$4.20	2,584,198	4.67
	3,837,929

As of December 31, 2007, the Company had reserved 3,837,929 shares of common stock for the exercise of the outstanding warrants. As of March 27, 2008, the Company had reserved 9,215,602 shares of common stock for the exercise of the outstanding warrants, including the warrants issued in our March 2008 private placement and the increase in previously issued warrants pursuant to anti-dilution and ratchet provisions, all as discussed in Note 21 - Subsequent Events, below.

14. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts and money market accounts. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to distributors and end-users primarily in the United States. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2007 and 2006, one customer and two customers accounted for 15% and 94%, respectively, of gross accounts receivable.

The Company sells products and services which serve the communications equipment market.  Substantially all of the Company’s revenues are derived from sales of video, voice and network systems products and their related services.   Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

The Company relies on primarily one third party network service provider for network services. If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

The workforce at AVS is covered by a collective bargaining agreement that expires upon thirty days written notice of cancellation.

15. Commitments and contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment. The leases expire through February 28, 2013 and include certain renewal options. Rent expense under the operating leases totaled $0.4 million and $0.1 million for the years ended December 31, 2007 and 2006.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2008	$1,172,735	$1,477,216
2009	1,318,377	942,919
2010	1,350,738	496,983
2011	1,383,159	218,672
2012	1,365,000	36,250
Thereafter	233,062	—
Total minimum lease payments	$6,823,071	$3,172,040
Less amount representing interest		(5 37,357)
Present value of minimum lease payments		2,634,683
Less current portion		(1,200,989)
		$1,433,694

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July 2008. As of December 31, 2007, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

Litigation Settlement

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

In January 2008, the Company agreed to issue 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount is accrued at December 31, 2007, and the expense is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

Communications Assistance for Law Enforcement Act

On August 5, 2005, the FCC unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007. The Company engaged a third party to help it develop a solution to be CALEA compliant. In February 2007, the Company notified the FCC that it did not expect to have a CALEA compliant solution completed by May 14, 2007, but that it instead expected to have the development complete by September 1, 2007. The Company’s formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, the Company’s CALEA solution is fully deployed in its network. However, the Company could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if the Company fails to comply with, any current or future CALEA obligations.

Universal Service Fund.

In June 2006, the FCC concluded that VoIP providers must contribute to the Universal Service Fund, or USF. The FCC established a contribution safe harbor percentage of 64.9% of total VoIP service revenue. Alternatively, VoIP providers are permitted to calculate their contribution based on FCC pre-approved traffic studies. We began contributing to the USF on October 1, 2006 using the 64.9% safe harbor. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges.

Sales and additional taxes

Based upon a new Internal Revenue Service ruling, the Company ceased collecting federal excise tax on August 1, 2006 on long-distance or bundled services. The Company has not collected or accrued liabilities for E911 taxes for VoIP services prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against the Company. Also, the Company is currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi. The Company’s current certification status in these three states may leave it liable for fees and penalties that could decrease its ability to compete with traditional telephone companies. In addition, future expansion of the Company’s service, along with other aspects of its evolving business, may result in additional sales and other tax obligations. One or more taxing authorities may seek to impose sales, use or other tax collection obligations on the Company. The Company has received inquiries or demands from numerous state authorities and may be subjected to audit at any time. A successful assertion by one or more taxing authorities that the Company should collect sales, use or other taxes on the sale of its services could result in substantial tax liabilities for past sales.

Other

In connection with its acquisition of AccessLine, the Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives. The first earn out period ended December 31, 2007, and the maximum number of common shares the Company would be obligated to issue is 625,000 if the earn out goals are met. As of December 31, 2007, the Company expects to issue most, if not all, of the earn out shares; however, final determination of the earn out is not completed.

Pursuant to terms of the August financing agreements, the stated value of the Company’s Series A preferred stock will increase by 35% if its revenues for the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008 are less than $30.0 million; and the stated value of the Company’s Series A preferred stock will increase by 15% if its common stock is not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company has submitted application materials to a major exchange, but has not achieved listing status as of March 31, 2008. See Note 21 – Subsequent Events.

The Company’s debentures are secured by all of the Company’s assets.

On April 18, 2007, the FCC released a Notice of Proposed Rulemaking tentatively concluding that VoIP providers should pay regulatory fees. According to the notice, the FCC would like to begin collection of such fees in the August to September 2007 timeframe. The FCC is considering calculating contribution obligations for VoIP providers based on either revenues or telephone numbers used. We cannot predict the outcome of this proceeding. On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain VoIP providers submit reports regarding the reliability and resiliency of their 911 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. Although we contribute to the TRS fund as required, we have not yet implemented a solution for the 711 abbreviated dialing requirement. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we do not comply with these obligations.

In the latter half of 2007, the FCC released two Report and Orders that increase the costs of doing business. One of them, released on August 6, 2007, concerns the collection of regulatory fees for fiscal year 2007, which, for the first time, mandates the collection of such fees from VoIP providers. This order, which became effective in November 2007, requires that VoIP providers pay regulatory fees based on reported interstate and international revenues. Regulatory fees for the FCC's fiscal year 2007 will be due in 2008. Fiscal year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees on our VoIP service offering will increase our costs and reduce our profitability or cause us to increase the retail price of our VoIP service offerings.

The other order, released on November 8, 2007, imposes local number portability and related obligations on VoIP providers, such as requiring VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to our VoIP service will increase our costs and reduce our profitability or cause us to increase the price of our VoIP service offerings.

We have entered into written employment agreements with Thomas Szabo and Richard Ono. The agreements expire on October 1, 2008. We provide our named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for our named executive officers are determined for each executive based on his position and responsibility, and on past individual performance. Our named executive officers received pay increases in 2007 which were approved by our board of directors.

16. Preferred Stock and Dividends

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

•

Dividends. The Series A Stock accrues cumulative dividends at a rate of 5.7% per annum through the third anniversary of the date they were issued, 18% per annum thereafter, payable semi-annually on January 1 and July 1, beginning on January 1, 2008. The dividend rate decreases to zero percent if at any time the Company is able to force the holders to convert the Series A Stock into shares of its common stock but such conversion does not occur because of caps on the holders beneficial ownership of our common stock. The Company may pay the dividends in cash or with shares of its common stock provided that it meets certain equity conditions. If the Company pays dividends with shares of its common stock, the shares issued for such purpose will be valued at 85% of the average of the VWAPs for the 20 consecutive trading days immediately before the applicable dividend payment date. If the Company is unable to make a dividend payment in cash and the equity conditions are not met, the holder may elect to waive the equity conditions requirement and receive shares of its common stock or elect to have the dividends accrue to the next dividend payment date or accreted to, and increase, the outstanding stated value.

•

Conversion. The Series A Stock is convertible by the holders thereof at any time into a number of shares of common stock equal to the quotient obtained by dividing the then stated value by the then applicable conversion price (currently, $ 1.54). Anytime after the later of (i) May 29, 2008 and (ii) the date that the Company's common stock is listed for trading on a major trading market or exchange other than the OTC Bulletin Board, the Company may force conversion if the VWAP for our common stock exceeds 250% of the then effective conversion price for 10 consecutive trading days. Any forced conversion is subject to meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of the Company's shares of common stock by the holder and its affiliates following such conversion.

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

See Note 21 - Subsequent Events for discussion of changes to the conversion price of the Series A Stock, the number of warrants and exercise price of the warrants based on the full-ratchet provision. See Note 21 - Subsequent Events for discussion of an increase in the stated value of the Series A Stock.

As of December 31, 2007 and March 27, 2008, the Company had reserved 4,626,335 and 8,441,558 shares of common stock, respectively, for the conversion of the Series A Stock.

The Company accrued dividends payable of $0.2 million at December 31, 2007, and paid these dividends in cash in January 2008.

17. Stock Based Compensation

Stock Option Plan

On August 15, 2005,in connection with the exchange agreement discussed in Note 1, the Company adopted the AER Ventures, Inc. 2005 Equity Incentive Plan (the "2005 Plan"). Under the terms of the exchange agreement, all outstanding options under Telanetix-California's 2001 Equity Incentive Plan were cancelled and new options with similar terms were granted under the 2005 Equity Incentive Plan. The shareholders approved the 2005 Equity Incentive Plan on August 14, 2006.

The 2005 Plan permits the grant of share options and shares to its employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; these option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares, which is subject to approval by the shareholders. As of December 31, 2007, the Company has reserved 8.5 million shares exercise of options granted under the plan.

A summary of option activity under the 2005 Plan as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	3,651,512	$0.29
Granted	10,000	1.50
Exercised	—	—
Forfeited or expired	(310,000)	0.24
Outstanding at December 31, 2006	3,351,512	$0.30
Granted	3,283,500	3.24
Exercised	(25,000)	0.20
Forfeited or expired	(403,790)	0.70
Outstanding at December 31, 2007	6,206,222	$1.83

The intrinsic value of options exercised during the year ended December 31, 2007 was $113,750.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.20	2,977,222	6.00	$0.20	2,923,055	5.98	$0.20
$2.55	2,028,000	9.90	$2.55	—	—	$2.55
$3.50	545,500	9.14	$3.50	—	—	$3.50
$5.05 to 6.10	655,500	9.25	$5.10	45,000	9.44	$5.17
	6,206,222	7.89	$1.83	2,968,055	6.03	$0.38

As of December 31, 2007 and 2006, 2,968,055 and 3,066,512 outstanding options were exercisable at an aggregate average exercise price of $0.38 and $0.30, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2007 was $5.8 million and $5.6 million, respectively.

As of December 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $4.5 million, which is expected to be recognized over the next 3.6 years on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the years ended December 31, 2007 and 2006, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2007	2006
Cost of product revenues	$52,342	$—
Selling, general and administrative	735,627	444,583
Research and development	168,695	23,000
Stock based compensation included in operating expenses	904,322	467,583
Stock-based compensation expense related to employee equity awards	$956,664	$467,583

In September 2007, the Company modified the exercise terms on option grants to two departing employees. The exercise terms were extended by five years on 1,008,750 stock options, and the Company recorded less than $0.1 million of expense related to the modifications, which is included in the table above.

Valuation Assumptions:

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and SAB 107. The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2007 was $1.71 per share and no options were granted in 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line method over the requisite service period:

	December 31,
	2007	2006
Expected volatility	48.85% to 53.37%	0.10%
Risk-free interest rate	3.26% to 3.37%	4 to 7%
Expected dividends	—	—
Expected life (yrs)	5.25 to 6.09	5 to 8

The expected volatility is based on the weighted average of the historical volatility of publicly traded surrogates in the Company’s peer group.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

18. Income Taxes

The provision for income tax consists of the following components at December 31, 2007 and 2006:

	2007	2006
Current:
Federal income taxes	$—	$—
State income taxes	—	800
Deferred	—	—
	$—	$800

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2007	2006
Expected tax benefit at statutory rate	$(3,610,000)	$(1,066,139)
Effects of permanent differences	488,000	9,000
State minimum tax	(647,000)	800
Change in valuation allowance	3,769,000	1,102,000
Other	—	(44,861)
Tax Provision	$—	$800

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets and liabilities consist of the following components:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$11,250,000	2,513,000
Other	2,270,000	937,000
	13,520,000	3,450,000
Deferred tax liabilities:
Purchased intangibles, net	(8,172,000)	—
State taxes	(18,000)	—
	(8,190,000)	—
Net deferred tax asset	5,330,000	3,450,000
Less valuation allowance	(5,330,000)	(3,450,000)
	$—	$—

The valuation allowance increased by $1.9 million in 2007 and $1.1 million in 2006. The increase in the valuation allowance of $1.9 million in 2007 includes the effects of purchase accounting, which decreased the valuation allowance by $1.6 million, and recording the beneficial conversion discounts, which decreased the valuation allowance by $0.3 million.

The Company has federal net operating loss carryforwards totaling approximately $30 million that may be offset against future federal income taxes. If not used, the carryforwards will expire from 2008 to 2027. The Company has net operating loss carryforwards in various states totaling approximately $17 million which expire if not used within statutory periods which vary from state to state.

The use of federal and state net operating loss carryforwards may be limited as a result of certain ownership changes.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefits that are more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

The adoption of FIN 48 did not have a material effect on the financial statements and therefore no portion of the Company’s net deferred tax asset (before being fully reserved) has been adjusted by the application of FIN 48.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense and expect to continue to do so after the adoption of FIN 48. As of January 1, 2007, our statement of financial position included no accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions. As of December 31, 2007, we were not under examination by any major tax jurisdiction.

19. Business Segment Information

Telanetix is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products. The Company’s offerings are organized along two product categories: Video Solutions and Voice and Network Solutions, which are considered segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”.

Our Video Solutions segment includes our Telepresence solutions and other supporting audio-visual applications. Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and Telepresence Network Services.

Segment Data

Financial information for each reportable segment is as follows as of the fiscal years ended December 31, 2007 and 2006:

	Video Solutions	Voice and Network Solutions	Total
2007
Revenues	$4,898,113	$7,279,575	$12,177,688
Gross profit	$1,079,649	$3,893,915	$4,973,564
Gross profit %	22.04%	53.49%	40.84%
Net loss	$(9,575,723)	$(1,057,303)	$(10,633,026)

Total assets	$7,257,570	$34,085,385	$41,342,955

2006
Revenues	$1,311,494	$—	$1,311,494
Gross profit	$835,364	$—	$835,364
Gross profit %	63.70%	—	63.70%
Net loss	$(3,119,056)	$—	$(3,119,056)

Total assets	$4,280,370	$—	$4,280,370

Segment revenues consist of sales to external customers in the United States. Segment gross margin includes all segment revenues less the related cost of sales. Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

In 2007, one customer accounted for 21% of our Video Solutions segment net revenues, and one customer accounted for 16% of our Voice and Network Solutions segment net revenues. In 2006, three customers accounted for 84% of our Video Solutions segment net revenues.

At December 31, 2007 and 2006, two customers accounted for 32% and 94% respectively, of gross accounts receivable in the Video Solutions segment. At December 31, 2007, two customers accounted for 37% of gross accounts receivable in the Voice and Network Solutions segment.

20. Related party transactions

In March 2007, we entered into an agreement with Aequitas Capital Management, Inc., in order to provide our prospective customers with a leasing alternative for our videoconferencing systems. In connection with this agreement, we issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 per share. Under the terms of our agreement with Aequitas Capital, qualifying customers will be able to lease one of our systems through private label leasing provided by Aequitas Capital. Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, we will sell the videoconferencing system to Aequitas Capital who in turn will lease it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer. We agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with the leasing arrangement.

Also, during 2007, we sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million.

21. Subsequent Events

In February 2008, the Company issued a warrant to purchase 30,000 shares of common stock at $4.00 per share pursuant to a consulting agreement with a financial communications firm. The warrant is immediately exercisable and expires in February 2013.

On March 27, 2008, the Company entered into a separate securities purchase agreement with two of the institutional investors that invested in the previous private placements, pursuant to which the Company issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection. The Company refers to this transaction as the March 2008 Private Placement. The March 2008 Private Placement resulted in net proceeds of $2.8 million, after deducting fees and expenses. In addition to the fees and expenses related to the transaction, the Company issued its investment banking firm a warrant to purchase 78,125 shares of common stock at $1.92 per share. The warrant is exercisable immediately and expires in March 2013.

The Company may refer to the debentures issued in the March 2008 Private Placement as the March debentures. A summary of the terms of the March debentures is set forth below. Such summary is qualified by reference to a copy of the March debentures which is incorporated by reference as an exhibit to this report.

•	Term. The debentures are due and payable on April 30, 2010.
•	Monthly Principal Payments. Monthly principal payments equal to 1/18 of the debentures begin October 1, 2008 and continue through March 1, 2010.
•	Conversion Price. The conversion price per share is $1.60, subject to adjustment including full ratchet, anti-dilution protection.
•

Payments of Principal and Interest. The Company has the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, the Company can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.60) or 85% of the average of the volume weighted average price, or VWAP, per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. The Company has the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures the Company must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date the Company gave the holders notice of its intent to redeem the debentures. The Company agreed to honor any notices of conversion that it receives from a holder before the date the Company pays off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.60, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," for more information regarding the beneficial ownership caps.

•

Forced Conversion. Subject to compliance with certain equity conditions, and subject to the applicable cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion, the Company also has the right to force conversion if the average of the VWAP for our common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.

The sale of securities in connection with the March 2008 Private Placement resulted in an adjustment of the conversion and exercise prices of the securities issued in our December 2006, February 2007 and August 2007 private placements. The common shares underlying the outstanding warrants issued in connection with the December 2006 Private Placement increased from 539,907 shares to 592,495 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. The common shares underlying the outstanding warrants issued in connection with the February 2007 Private Placement increased from 401,040 shares to 440,101 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. The conversion price of the debentures and the exercise price of the warrants issued in our August Debt Private Placement were reduced to $1.54, resulting in an increase in the common shares underlying the convertible debentures from 1,691,034 shares to 4,040,910 shares, and an increase in the common shares underlying the outstanding warrants from 826,190 shares to 2,253,246 shares. The conversion price for the Series A Preferred Stock and the exercise price for the warrants issued in our Series A Private Placement were adjusted to $1.54, resulting in an increase in the common shares underlying the Series A Preferred Stock from 4,626,335 shares to 8,441,558 shares, and an increase in the common shares underlying the outstanding warrants from 1,758,008 shares to 4,794,566 shares.

Pursuant to terms of the Series A preferred stock issued in August 2007, effective April 1, 2008, the stated value of such stock increased by 15% because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company submitted application materials to a major exchange, but did not achieve listing status as of March 31, 2008. In connection with waivers granted in connection with the March 2008 Private Placement, the holders of the preferred stock agreed to waive any additional default for failure to list, in exchange for our use of commercially reasonable efforts to secure the listing of the common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if the Company fails to secure the listing of its common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, the Company is required to pay the holders an amount equal to 15% of the stated value of our Series A preferred stock, such amount being payable in common stock valued at the then applicable conversion price for our Series A preferred stock.

22.Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)
Year ended December 31, 2007
Revenue	$462,268	$2,045,073	$2,261,954	$7,408,393
Net loss applicable to common shareholders	$(5,555,763)	$(1,380,738)	$(11,180,548)	$(1,418,581)
Net loss per share – basic and diluted	$(0.36)	$(0.09)	$(0.59)	$(0.06)

As discussed in Note 2, the Company has restated herein its consolidated financial statements for the fiscal year ended December 31, 2006, in accordance with SAB 108 to correct errors in such consolidated financial statements that would have a material effect on the financial statements for 2007 if not corrected. The Company has also restated its unaudited consolidated financial information for each of the previously reported interim periods of fiscal year 2007 to correct errors in such consolidated financial statements and financial information, the effects of which are shown below.

TELANETIX, INC.

Consolidated Balance Sheets

	March 31, 2007
	As restated	Adjustments	As reported
Assets
Current Assets
Cash	$2,668,581	$—	$2,668,581
Accounts receivable, less allowance for doubtful accounts of $30,230	389,507	—	389,507
Prepaid expenses and other current assets	24,969	—	24,969
Total current assets	3,083,057	—	3,083,057
Property and equipment, net	108,587	—	108,587
Deposits	15,632	—	15,632
Deferred financing costs, net	257,182	—	257,182
Total assets	$3,464,458	$—	$3,464,458
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$236,897	$—	$236,897
Accrued liabilities	149,110	—	149,110
Deferred compensation, current portion	481,692	—	481,692
Convertible debentures, current portion (1)	880,874	(552,507)	1,433,381
Warrant liabilities (2)	5,798,096	732,720	5,065,376
Total current liabilities	7,546,669	180,213	7,366,456
Non-current liabilities
Convertible debentures, less current portion (1)	880,874	(552,507)	1,433,381
Deferred compensation, less current portion	481,692	—	481,692
Total non-current liabilities	1,362,566	(552,507)	1,915,073
Total liabilities	8,909,235	(372,294)	9,281,529
Stockholders' Deficit
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 15,634,251 shares issued and outstanding at March 31, 2007	1,563	—	1,563
Additional paid in capital (1) (2)	10,112,856	456,155	9,656,701
Warrants	10,000	—	10,000
Accumulated deficit (1) (2)	(15,569,196)	(83,861)	(15,485,335)
Total stockholders' deficit	(5,444,777)	372,294	(5,817,071)
Total liabilities and stockholders' deficit	$3,464,458	$—	$3,464,458

TELANETIX, INC.

Consolidated Statements of Operations

	For the three months ended March 31, 2007
	As restated	Adjustments	As reported
Net sales
Product (including $248,500 to a related party)	$419,518	$—	$419,518
Services	42,750	—	42,750
Total revenues	462,268	—	462,268
Cost of sales
Product (including $66,503 to a related party)	102,051	—	102,051
Services	39,654	—	39,654
Total cost of revenues	141,705	—	141,705
Gross profit	320,563	—	320,563
Operating expenses
Financing program costs with a related party	596,275	—	596,275
Salaries and related expenses	328,988	—	328,988
Consulting and subcontract	173,388	—	173,388
Travel and entertainment	39,380	—	39,380
Professional fees	148,328	—	148,328
Rent	19,161	—	19,161
Bad debt expense	30,230	—	30,230
Telephone and internet	26,493	—	26,493
Depreciation	12,974	—	12,974
Other operating expenses	82,472	—	82,472
Total operating expenses	1,457,689	—	1,457,689
Operating loss	(1,137,126)	—	(1,137,126)
Other income (expense)
Interest expense (1) (2)	(503,981)	(132,813)	(371,168)
Change in fair value of warrant liabilities (2)	(3,922,196)	48,952	(3,971,148)
Interest income	7,540	—	7,540
Total other income (expense)	(4,418,637)	(83,861)	(4,334,776)
Loss before income taxes	(5,555,763)	(83,861)	(5,471,902)
Provision for income taxes	—	—	—
Net loss	$(5,555,763)	$(83,861)	$(5,471,902)

Net loss per share - basic and diluted	$(0.36)	$(0.01)	$(0.35)

Weighted average shares outstanding - basic and diluted	15,575,640	15,575,640	15,575,640

TELANETIX, INC.

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2007
	As restated	Adjustments	As reported
Cash flows from operating activities
Net loss (1) (2)	$(5,555,763)	$(83,861)	$(5,471,902)
Adjustments to net loss to cash provided by operating activities:
Depreciation	12,974	—	12,974
Amortization of deferred financing costs	31,421	—	31,421
Amortization of fair value of stock options	38,985	—	38,985
Amortization of original issue discount	70,039	—	70,039
Amortization of beneficial conversion feature associated with convertible debentures (1)	135,943	49,626	86,317
Amortization of detachable warrant discount (2)	190,506	83,187	107,319
Common stock issued for non-registration penalty	5,043	—	5,043
Value of warrant issued for finance program agreement	596,275	—	596,275
Change in fair value of warrant liabilities (2)	3,922,196	(48,952)	3,971,148
Changes in assets and liabilities:
Accounts receivable	310,478	—	310,478
Prepaid expenses and deposits	18,007	—	18,007
Accounts payable	(124,615)	—	(124,615)
Accrued expenses	(254,897)	—	(254,897)
Net cash used by operating activities	(603,408)	—	(603,408)
Cash flows from investing activities
Purchase of property and equipment	(4,642)	—	(4,642)
Net cash used by investing activities	(4,642)	—	(4,642)
Cash flows from financing activities
Proceeds from sale of convertible debentures	1,351,000	—	1,351,000
Deferred financing costs	(81,945)	—	(81,945)
Issuance of common stock	109,376	—	109,376
Payment of notes payable issued to a shareholder	(1,300,000)	—	(1,300,000)
Net cash provided by financing activities	78,431	—	78,431
Net increase (decrease) in cash	(529,619)	—	(529,619)
Cash at beginning of the period	3,198,200	—	3,198,200
Cash at end of the period	$2,668,581	$—	$2,668,581
Interest paid	$189,083	$—	$189,083

TELANETIX, INC.

Consolidated Balance Sheets

	June 30, 2007
	As restated	Adjustments	As reported
Assets
Current Assets
Cash	$2,023,569	$—	$2,023,569
Accounts receivable, less allowance for doubtful accounts of $68,170	978,422	—	978,422
Inventory	410,397	—	410,397
Prepaid expenses and other current assets	69,465	—	69,465
Total current assets	3,481,853	—	3,481,853
Property and equipment, net	163,764	—	163,764
Deposits	15,632	—	15,632
Deferred financing costs, net	187,193	—	187,193
Goodwill	904,643	—	904,643
Purchased intangibles, net	726,000	—	726,000
Total assets	$5,479,085	$—	$5,479,085
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$809,030	$—	$809,030
Accrued liabilities	401,869	—	401,869
Lines of credit	418,293	—	418,293
Deferred revenue	218,794	—	218,794
Deferred compensation, current portion	481,692	—	481,692
Convertible debentures, current portion (1)	1,036,382	(547,004)	1,583,386
Warrant liabilities (2)	5,086,684	624,327	4,462,357
Total current liabilities	8,452,744	77,323	8,375,421
Non-current liabilities
Convertible debentures, less current portion (1)	813,819	(253,039)	1,066,858
Deferred compensation	481,692	—	481,692
Total non-current liabilities	1,295,511	(253,039)	1,548,550
Total liabilities	9,748,255	(175,716)	9,923,971
Stockholders' Deficit
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 16,584,259 shares issued and outstanding at June 30, 2007	1,658	—	1,658
Additional paid in capital (1) (2)	12,669,105	456,154	12,212,951
Warrants	10,000	—	10,000
Accumulated deficit (1) (2)	(16,949,933)	(280,438)	(16,669,495)
Total stockholders' deficit	(4,269,170)	175,716	(4,444,886)
Total liabilities and stockholders' deficit	$5,479,085	$—	$5,479,085

TELANETIX, INC.

Consolidated Statements of Operations

	For the six months ended June 30, 2007
	As restated	Adjustments	As reported
Net sales:
Product revenues	$1,018,484	$—	$1,018,484
Services revenues	1,488,857	—	1,488,857
Total revenues	2,507,341	—	2,507,341
Cost of sales:
Cost of product revenues	437,207	—	437,207
Cost of services revenues	1,212,094	—	1,212,094
Total cost of revenues	1,649,301	—	1,649,301
Gross profit	858,040	—	858,040
Operating expenses:
Selling, general and administrative	2,690,785	—	2,690,785
Research and development	388,903	—	388,903
Amortization of purchased intangibles	4,000	—	4,000
Total operating expenses	3,083,688	—	3,083,688
Operating loss	(2,225,648)	—	(2,225,648)
Other income (expense):
Interest income	22,644	—	22,644
Interest expense (1)	(1,527,051)	(437,783)	(1,089,268)
Change in fair value of warrant liabilities (2)	(3,210,784)	157,345	(3,368,129)
Gain (loss) on disposal of fixed assets	4,339	—	4,339
Total other income (expense)	(4,710,852)	(280,438)	(4,430,414)
Loss before income taxes	(6,936,500)	(280,438)	(6,656,062)
Provision for income taxes	—	—	—
Net loss	$(6,936,500)	$(280,438)	$(6,656,062)

Net loss per share - basic and diluted	$(0.44)	$(0.02)	$(0.42)

Weighted average shares outstanding - basic and diluted	15,887,917	15,887,917	15,887,917

TELANETIX, INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2007
	As restated	Adjustments	As reported
Cash flows from operating activities
Net loss (1) (2)	$(6,936,500)	$(280,438)	$(6,656,062)
Adjustments to net loss to cash provided by operating activities:
Depreciation	32,744	—	32,744
(Gain) Loss on disposal of fixed assets	(4,339)	—	(4,339)
Amortization of deferred financing costs	101,410	—	101,410
Amortization of intangible assets	4,000	—	4,000
Amortization of fair value of stock options	237,419	—	237,419
Amortization of notes discounts (1)	1,269,743	437,783	831,960
Common stock issued for accrued interest	49,711	—	49,711
Common stock issued for non-registration penalty	5,043	—	5,043
Value of warrant issued for finance program agreement	596,275	—	596,275
Change in fair value of warrant liabilities (2)	3,210,784	(157,345)	3,368,129
Changes in assets and liabilities:
Accounts receivable	197,233	—	197,233
Inventory	100,251	—	100,251
Prepaid expenses and deposits	31,437	—	31,437
Accounts payable and accrued expenses	(539,915)	—	(539,915)
Deferred revenue	82,268	—	82,268
Net cash used by operating activities	(1,562,436)	—	(1,562,436)
Cash flows from investing activities
Purchase of property and equipment	(28,714)	—	(28,714)
Proceeds from disposal of fixed assets	4,900	—	4,900
Cash acquired in purchase of AVS	64,253	—	64,253
Net cash used by investing activities	40,439	—	40,439
Cash flows from financing activities
Proceeds from sale of convertible debentures	1,351,000	—	1,351,000
Deferred financing costs	(81,945)	—	(81,945)
Proceeds from exercise of warrants	379,776	—	379,776
Payment of notes payable issued to a shareholder	(1,300,000)	—	(1,300,000)
Payments on lines of credit	(1,465)	—	(1,465)
Net cash provided by financing activities	347,366	—	347,366
Net increase (decrease) in cash	(1,174,631)	—	(1,174,631)
Cash at beginning of the period	3,198,200	—	3,198,200
Cash at end of the period	$2,023,569	$—	$2,023,569
Interest paid	$240,565	$—	$240,565
Common stock issued in connection with the acquisition of subsidiary	$1,253,000	$—	$1,253,000
Liabilities assumed in acquisition of subsidiary	$1,541,576	$—	$1,541,576
Convertible debentures converted into common stock	$784,800	$—	$784,800

TELANETIX, INC.

Consolidated Balance Sheets

	September 30, 2007
	As restated	Adjustments	As reported
Assets
Current Assets
Cash	$5,628,791	$—	$5,628,791
Accounts receivable, less allowance for doubtful accounts of $179,889	2,851,264	—	2,851,264
Inventory	418,468	—	418,468
Prepaid expenses and other current assets	330,003	—	330,003
Total current assets	9,228,526	—	9,228,526
Property and equipment, net	5,117,096	—	5,117,096
Restricted cash	292,573	—	292,573
Deposits and other assets	159,974	—	159,974
Deferred financing costs, net	516,595	—	516,595
Goodwill	9,862,453	—	9,862,453
Purchased intangibles, net	17,541,667	—	17,541,667
Total assets	$42,718,884	$—	$42,718,884
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$2,334,532	$—	$2,334,532
Accrued liabilities	2,077,104	—	2,077,104
Deferred revenue	148,625	—	148,625
Deferred compensation, current portion	54,105	—	54,105
Current portion of capital lease obligations	1,048,018	—	1,048,018
Convertible debentures, current portion (1)	2,526,231	(1,354,319)	3,880,550
Warrant liabilities (2)	9,791,239	3,416,558	6,374,681
Total current liabilities	17,979,854	2,062,239	15,917,615
Non-current liabilities
Capital lease obligations, net of current portion	1,467,488	—	1,467,488
Convertible debentures, less current portion (1)	1,746,853	(1,010,453)	2,757,306
Deferred compensation, less current portion	512,739	—	512,739
Total non-current liabilities	3,727,080	(1,010,453)	4,737,533
Total liabilities	21,706,934	1,051,786	20,655,148
Stockholders' Deficit
Preferred stock, $.0001 par value, 10,000,000 share s authorized, 13,000 issued and outstanding at September 30, 2007	1	—	1
Common stock, $.0001 par value, 200,000,000 shares authorized, 15,557,166 shares issued and outstanding at September 30, 2007	2,306	—	2,306
Additional paid in capital (1) (2) (3)	40,413,644	(1,472,923)	41,886,567
Warrants	10,000	—	10,000
Accumulated deficit (1) (2) (3)	(19,414,001)	(421,137)	(19,835,138)
Total stockholders' deficit	21,011,950	(1,051,786)	22,063,736
Total liabilities and stockholders' deficit	$42,718,884	$—	$42,718,884

TELANETIX, INC.

Consolidated Statements of Operations

	For the nine months ended September 30, 2007
	As restated	Adjustments	As reported
Net sales:
Product revenues	$1,162,751	$—	$1,162,751
Services revenues	3,606,544	—	3,606,544
Total revenues	4,769,295	—	4,769,295
Cost of sales:
Cost of product revenues	591,627	—	591,627
Cost of services revenues	2,756,963	—	2,756,963
Total cost of revenues	3,348,590	—	3,348,590
Gross profit	1,420,705	—	1,420,705
Operating expenses:
Selling, general and administrative	4,651,221	—	4,651,221
Research, development and engineering	832,551	—	832,551
Depreciation	171,710	—	171,710
Amortization of purchased intangibles	108,333	—	108,333
Total operating expenses	5,763,815	—	5,763,815
Operating loss	(4,343,110)	—	(4,343,110)
Other income (expense):
Interest income	70,144	—	70,144
Interest expense (1) (2)	(4,607,409)	(1,025,460)	(3,581,949)
Change in fair value of warrant liabilities (2)	(524,532)	1,446,597	(1,971,129)
Gain (loss) on disposal of fixed assets	4,339	—	4,339
Total other income (expense)	(5,057,458)	421,137	(5,478,595)
Loss before income taxes	(9,400,568)	421,137	(9,821,705)
Provision for income taxes	—	—	—
Net loss	$(9,400,568)	$421,137	$(9,821,705)
Series A preferred stock dividends and accretion (3)	(8,716,480)	(8,589,810)	(126,670)
Net loss applicable to common stockholders	$(18,117,048)	$(8,168,673)	$(9,948,375)

Net loss per share - basic and diluted	$(1.07)	$(0.48)	$(0.59)

Weighted average shares outstanding - basic and diluted	16,926,615	16,926,615	16,926,615

TELANETIX, INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2007
	As restated	Adjustments	As reported
Cash flows from operating activities
Net loss (1) (2)	$(9,400,568)	$421,137	$(9,821,705)
Adjustments to net loss to cash provided by operating activities:
Excess and obsolete inventory reserve	97,725	—	97,725
Depreciation	171,710	—	171,710
(Gain) Loss on disposal of fixed assets	(4,339)	—	(4,339)
Amortization of deferred financing costs	244,508	—	244,508
Amortization of intangible assets	108,333	—	108,333
Amortization of fair value of stock options	499,059	—	499,059
Amortization of notes discounts (1)	3,287,824	1,025,460	2,262,364
Common stock issued for accrued interest	61,405	—	61,405
Common stock issued for non-registration penalty	5,043	—	5,043
Common stock issued to induce early conversion of debentures	804,587	—	804,587
Value of warrant issued for finance program agreement	596,275	—	596,275
Change in fair value of warrant liabilities (2)	524,532	(1,446,597)	1,971,129
Changes in assets and liabilities:
Accounts receivable	318,053	—	318,053
Inventory	(5,545)	—	(5,545)
Prepaid expenses and deposits	44,916	—	44,916
Accounts payable and accrued expenses	(636,507)	—	(636,507)
Deferred revenue	12,099	—	12,099
Deferred compensation	(396,540)	—	(396,540)
Net cash used by operating activities	(3,667,430)	—	(3,667,430)
Cash flows from investing activities
Purchase of property and equipment	(64,615)	—	(64,615)
Proceeds from disposal of fixed assets	4,900	—	4,900
Cash acquired in purchase of AVS	64,253	—	64,253
Acquisition of AccessLine, including acquisition costs of $1,990,516	(13,726,464)	—	(13,726,464)
Net cash used by investing activities	(13,721,926)	—	(13,721,926)
Cash flows from financing activities
Proceeds from sale of preferred stock	12,122,500	—	12,122,500
Proceeds from sale of convertible debentures	8,351,875	—	8,351,875
Deferred financing costs	(554,445)	—	(554,445)
Proceeds from exercise of warrants	1,614,775	—	1,614,775
Proceeds from exercise of stock options	5,000	—	5,000
Payment of notes payable issued to a shareholder	(1,300,000)	—	(1,300,000)
Payments on lines of credit	(419,758)	—	(419,758)
Net cash provided by financing activities	19,819,947	—	19,819,947
Net increase (decrease) in cash	2,430,591	—	2,430,591
Cash at beginning of the period	3,198,200	—	3,198,200
Cash at end of the period	$5,628,791	$—	$5,628,791
Interest paid	$265,785	$—	$265,785
Common stock issued in connection with the acquisition of subsidiary	$15,435,434	$—	$15,435,434
Liabilities assumed in acquisition of subsidiary	$7,299,361	$—	$7,299,361
Convertible debentures converted into common stock	$3,251,334	$—	$3,251,334

Notes to Restated Consolidated Balance Sheets

	2007
	March 31,	June 30,	September 30,
Convertible Debentures, net, current portion (1)	$(552,507)	$(547,004)	$(1,354,319)
Warrant Liabilities (2)	732,720	624,327	3,416,558
Convertible Debentures, net, less current portion (1)	(552,507)	(253,039)	(1,010,453)
Additional paid in capital (1) (2)	456,155	456,154	(1,472,923)
Accumulated Deficit (1) (2)	(83,861)	(280,438)	421,137
Total	$—	$—	$—

Notes to Restated Consolidated Statements of Operations

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007
Interest expense (1) (2)	$(132,813)	$(304,970)	$(587,677)
Change in fair value of warrant liabilities (2)	48,952	108,393	1,289,252
Series A preferred stock dividends and accretion (3)	—	—	(8,589,810)
Total	$(83,861)	$(196,577)	$(7,888,235)

Notes to Restated Consolidated Statements of Cash Flows

	2007
	Fiscal Year to Date Ended
	March 31,	June 30,	September 30,
Change in Net loss for period (1) (2)	$(83,861)	$(280,438)	$421,137
Amortization of note discounts (1)	132,813	437,783	1,025,460
Change in fair value of warrant liabilities (2)	(48,952)	(157,345)	(1,446,597)
Total	$—	$—	$—

(1)	To reflect an increase in note discounts resulting from the change in value of the warrants issued in connection with the sale of the related debentures during the respective periods.
(2)	To reflect an increase in warrant liabilities resulting from the change in value of the warrants issued in connection with the sale of the related debentures during the respective periods.
(3)	To reflect an increase in Series A preferred stock accretion resulting from the change in value of the warrants issued in connection with the sale of the Series A preferred stock.