Form 10QSB
period 2008-03-31
Telanetix,Inc
filed 2008-05-15
CIK 1277270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File No. 000-51995
TELANETIX, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0622733 (I.R.S. Employer Identification No.)
6197 Cornerstone Court E, Suite 108 San Diego, California, 92121 (Address of principal executive offices)
(858) 362-2250 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

       As of April 30, 2008, there were 24,695,288 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of stock currently outstanding.

EXPLANATORY NOTE ABOUT RESTATEMENT

As used herein, the “Company,” “Telanetix,” “we,” “us,” or “our” means Telanetix , Inc., a Delaware Corporation, and its wholly-owned subsidiaries.

We have restated herein our condensed consolidated financial statements for the fiscal quarter ended March 31, 2007 to correct errors in such condensed consolidated financial statements and financial information. These errors were attributable to errors in the valuation of warrants issued in connection with our financings in December 2006, and February 2007. More information regarding the impact of the restatements on our condensed consolidated financial statements for the fiscal quarter ended March 31, 2007 is disclosed in Note 3 to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts contained or incorporated by reference in this report, including without limitation, statements under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below, regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they include, but are not limited to, those items discussed under the heading "Part II - Other Information - Risk Factors," below. Please consider our forward-looking statements in light of those risks as you read this report.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$3,796,820	$3,779,821
Accounts receivable, net	2,234,280	2,406,885
Inventory	254,472	230,590
Prepaid expenses and other current assets	586,878	455,577
Total current assets	6,872,450	6,872,873
Property and equipment, net	5,742,032	5,844,421
Goodwill	6,934,304	6,934,304
Purchased intangibles, net	20,368,333	20,953,333
Other assets	916,733	738,024
Total assets	$40,833,852	$41,342,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,908,250	$1,897,165
Accrued liabilities	2,688,978	2,618,305
Line of credit	—	503,590
Deferred revenue	838,700	1,018,515
Deferred compensation, current portion	445,389	445,389
Current portion of capital lease obligations	1,008,824	1,200,989
Convertible debentures, current portion	3,922,719	3,670,734
Warrant and beneficial conversion feature liabilities	13,739,530	9,103,923
Total current liabilities	25,552,390	20,458,610
Non-current liabilities
Capital lease obligations, net of current portion	1,327,880	1,433,694
Deferred revenue	123,607	69,700
Convertible debentures, less current portion	804,865	1,003,178
Total non-current liabilities	2,256,352	2,506,572
Total liabilities	27,808,742	22,965,182
Stockholders' equity
Preferred stock, $.0001; Authorized:10,000,000; Issued and outstanding: 13,000 at March 31, 2008 and December 31, 2007	1	1
Common stock, $.0001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 23,609,507 at March 31, 2008 and 23,079,576 at December 31, 2007	2,361	2,308
Additional paid in capital	40,269,358	39,011,923
Warrants	10,000	10,000
Accumulated deficit	(27,256,610)	(20,646,459)
Total stockholders' equity	13,025,110	18,377,773
Total liabilities and stockholders' equity	$40,833,852	$41,342,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2008	2007
		(Restated)
Revenues
Product revenues	$1,252,255	$419,518
Service revenues	6,404,506	42,750
Total revenues	7,656,761	462,268
Cost of revenues
Cost of product revenues	1,138,961	102,051
Cost of service revenues	3,083,025	39,654
Total cost of revenues	4,221,986	141,705
Gross profit	3,434,775	320,563
Operating expenses
Selling, general and administrative	4,537,155	1,248,007
Research, development and engineering	1,262,805	196,708
Depreciation	193,419	12,974
Amortization of purchased intangibles	585,000	—
Total operating expenses	6,578,379	1,457,689
Operating loss	(3,143,604)	(1,137,126)
Other income (expense)
Interest income	7,540	7,540
Interest expense	(1,265,595)	(503,981)
Change in fair market value of warrant and beneficial conversion feature liabilities	(2,208,492)	(3,922,196)
Total other income (expense)	(3,466,547)	(4,418,637)
Net loss	(6,610,151)	(5,555,763)
Series A preferred stock dividends and accretion	(2,554,242)	—
Net loss applicable to common stockholders	$(9,164,393)	$(5,555,763)

Net loss per share - basic and diluted	$(0.39)	$(0.36)

Weighted average shares outstanding - basic and diluted	23,237,715	15,575,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(6,610,151)	$(5,555,763)
Adjustments to reconcile net loss to cash used by operating activities:
Provision for doubtful accounts	85,992	—
Depreciation	426,824	12,974
Amortization of deferred financing costs	86,895	31,421
Amortization of intangible assets	585,000	—
Amortization of fair value of stock options	324,653	38,985
Amortization of note discounts	935,523	396,488
Common stock issued for accrued interest	82,035	—
Common stock issued for non-registration penalty	—	5,043
Value of warrants issued for finance program agreement	—	596,275
Value of warrant issued as compensation	117,740	—
Change in fair value of warrant and beneficial conversion feature liabilities	2,208,492	3,922,196
Changes in assets and liabilities:
Accounts receivable	86,613	310,478
Inventory	(23,882)	—
Prepaid expenses and other assets	(154,146)	18,007
Accounts payable and accrued expenses	1,052,758	(379,512)
Deferred revenue	(125,908)	—
Net cash used by operating activities	(921,562)	(603,408)
Cash flows from investing activities:
Purchase of property and equipment	(269,108)	(4,642)
Net cash used by investing activities	(269,108)	(4,642)
Cash flows from financing activities:
Proceeds from sale of convertible debentures	3,000,000	1,351,000
Deferred financing costs	(175,025)	(81,945)
Proceeds from exercise of warrants	125,000	109,376
Payments on capital leases	(353,306)	—
Payment of notes payable issued to a shareholder	—	(1,300,000)
Payment of convertible debentures	(889,000)	—
Payments on lines of credit	(500,000)	—
Net cash provided by financing activities	1,207,669	78,431
Net increase (decrease) in cash	16,999	(529,619)
Cash at beginning of the period	3,779,821	3,198,200
Cash at end of the period	$3,796,820	$2,668,581
Supplemental disclosures of cash flow information:
Interest paid	$73,343	$189,083
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$55,327	$—
Convertible debentures converted into common stock	$565,736	$—
Accrued dividends on Series A stock	$185,250	$—
Warrant liabilities and beneficial conversion features	$2,427,115	$1,266,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Going Concern

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB of Telanetix, Inc., a Delaware Corporation ( the “Company,” “Telanetix,” “we,” “us,” or “our”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under FAS 123(R); the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. Our independent registered auditors issued a going concern uncertainty in their report dated April 14, 2008 since there is substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2007 and 2006, we were unable to generate cash flows sufficient to support our operations and were dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

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

We have supported current operations by raising additional operating cash through the private sale of our convertible debentures. This has provided us with the cash flows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

2. Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS No. 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the Consolidated Statement of Operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of the provisions of SFAS No. 159 did not materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of this Statement changes current practice. This Statement became effective for us on January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application.

3. Restatement

The Company has restated herein its condensed consolidated financial statements for the fiscal quarter ended March 31, 2007, in accordance with SEC Staff Accounting Bulletin No. 108 to correct errors in such condensed consolidated financial statements that would have a material effect on the financial statements for 2008 if not corrected. The effects of restatement are shown below.

Restated Condensed Consolidated Balance Sheet

March 31, 2007
Convertible Debentures, net, current portion (1)	$(552,507)
Warrant Liabilities (2)	732,720
Convertible Debentures, net, less current portion (1)	(552,507)
Additional paid in capital (1) (2)	456,155
Accumulated Deficit (1) (2)	(83,861)
Total	$—

Restated Condensed Consolidated Statement of Operations

Three months ended March 31, 2007
Interest expense (1) (2)	$(132,813)
Change in fair value of warrant liabilities (2)	48,952
Series A preferred stock dividends and accretion (3)	—
Total	$(83,861)

Restated Condensed Consolidated Statement of Cash Flows

Three months ended March 31, 2007
Change in Net loss for period (1) (2)	$(83,861)
Amortization of note discounts (1)	132,813
Change in fair value of warrant liabilities (2)	(48,952)
Total	$—

(1)	To reflect an increase in note discounts resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(2)	To reflect an increase in warrant liabilities resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(3)	To reflect an increase in Series A preferred stock accretion resulting from the change in value of the warrants issued in connection with the sale of the Series A preferred stock.

4. Business Combinations

Effective September 14, 2007, the Company acquired AccessLine Holdings, Inc., a Delaware corporation (“AccessLine"), and effective April 1, 2007, the Company acquired all of the stock of two corporations which own all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, “AVS”).

AccessLine

Effective September 14, 2007, the Company acquired AccessLine, a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million. The Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction. The first earn out period ended December 31, 2007, and the number of common shares the Company is obligated to issue is 599,130 shares which were valued at $0.6 million. The Company issued the shares in April 2008 when the contingency was resolved, and the increase in goodwill and equity were recorded in April 2008.

AVS

Effective April 1, 2007, the Company acquired AVS, which at the time of acquisition was one of the Company’s channel partners. AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1.3 million and acquisition costs of less than $0.1 million for a total of $1.3 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $0.9 million of goodwill, $0.9 million of identifiable intangible assets, and $0.5 million of net tangible liabilities in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to AVS's expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, will provide the Company with the ability to provide solutions required for videoconferencing and audio visual needs.

Pro-Forma Information

AccessLine’s and AVS' results are included in the Company's results of operations from the acquisition dates. The unaudited financial information table below summarizes the combined results of operations of the Company, AccessLine and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007. The unaudited pro forma financial information combines the historical results of operations of the Company, AccessLine and AVS for the three months ended March 31, 2007 has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results.

Three months ended March 31, 2007
Net revenue	$7,675,462
Net loss applicable to common stockholders	$(9,308,565)
Net loss per share - basic and diluted	$(0.47)

5. Fair Value Measurements

The Company adopted SFAS No. 157 as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

At March 31, 2008, the Company recorded liabilities related to its warrants (See Note 7 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 6 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Description	March 31, 2008
Warrant liabilities	$10,881,708
Beneficial conversion feature liabilities	2,857,822
$13,739,530

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities. The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Condensed Consolidated Statement of Operations.

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance	$7,410,515	$1,693,408	$9,103,923
Purchases, sales, issuances and settlements	1,294,713	1,132,402	2,427,115
Change in fair market value of warrant and beneficial conversion liabilities	2,176,480	32,012	2,208,492
Ending balance	$10,881,708	$2,857,822	$13,739,530

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and convertible debentures approximate fair value due to their short maturities.

6. Convertible Debentures

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

       The debentures issued in both private placements are due December 31, 2008. Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007, and on each monthly redemption payment date. Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin July 1, 2007 and continue through December 31, 2008. Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed.  The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price (initially $1.54) or 85% of the average of the volume weighted average price ("VWAP") per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered. The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

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

Through March 31, 2008, the holders of the debentures issued in December 2006 converted $1.8 million of principal value into 1,187,382 shares of common stock, reflecting a conversion price of $1.54 per share. Through March 31, 2008 the holders of the debentures issued in February 2007 converted the entire principal balance of $1.5 million into 1,002,598 shares of common stock, reflecting a conversion price of $1.54 per share.

As of March 31, 2008, the Company had reserved 1,187,385 shares of common stock for the conversion of the outstanding December debentures. See Note 14 - Subsequent Events for discussion of changes to the conversion price of the debentures and the number of common shares underlying the debentures as a result of the ratchet and anti-dilution provisions contained in the debenture agreements.

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

The debentures issued in August 2007 are due June 30, 2009. Interest on the debentures accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on October 1, 2007, and on each monthly redemption payment date. Monthly redemption payments equal to 1/18th of the principal amount due under each debenture begin December 1, 2007 and continue through May 1, 2009. Monthly redemption payments must also include any accrued interest on the portion of the debentures being redeemed. The Company has the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions (as defined in the debenture), the Company can pay all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price (initially $3.68) or 85% of the average of the VWAP per share as reported on Bloomberg for the Company's common stock for the ten trading days prior to the payment date or the date that the shares are delivered. The Company has the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

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

As of March 31, 2008, the Company had reserved 4,040,910 shares of common stock for the conversion of the outstanding August debentures. See Note 14 - Subsequent Events for discussion of changes to the conversion price of the debentures and the number of common shares underlying the debentures as a result of the ratchet and anti-dilution provisions contained in the debenture agreements.

March 2008

On March 27, 2008, the Company entered into a separate securities purchase agreement with two of the institutional investors that invested in the previous private placements, pursuant to which the Company issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection. The Company refers to this transaction as the March 2008 Private Placement. The March 2008 Private Placement resulted in net proceeds of $2.8 million, after deducting fees and expenses of $0.2 million which were capitalized as deferred financing costs. In addition to the fees and expenses related to the transaction, the Company issued its investment banking firm a warrant to purchase 78,125 shares of common stock at $1.92 per share. The warrant is exercisable immediately and expires in March 2013. The value of the warrant, $67,734, was capitalized as deferred financing costs and is being amortized to interest expense over the term of the debentures.

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

The sale of securities in connection with the March 2008 Private Placement resulted in an adjustment of the conversion and exercise prices of the securities issued in our December 2006, February 2007 and August 2007 private placements. The common shares underlying the outstanding warrants issued in connection with the December 2006 Private Placement increased from 539,907 shares to 592,495 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. The common shares underlying the outstanding warrants issued in connection with the February 2007 Private Placement increased from 401,040 shares to 440,101 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. The conversion price of the debentures and the exercise price of the warrants issued in our August Debt Private Placement were reduced to $1.54, resulting in an increase in the common shares underlying the convertible debentures from 1,691,034 shares to 4,040,910 shares, and an increase in the common shares underlying the outstanding warrants from 826,190 shares to 2,253,246 shares. The conversion price for the Series A Preferred Stock and the exercise price for the warrants issued in our Series A Private Placement (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financings – August 2007 Series A Private Placement) were adjusted to $1.54, resulting in an increase in the common shares underlying the Series A Preferred Stock from 4,626,335 shares to 8,441,558 shares, and an increase in the common shares underlying the outstanding warrants from 1,758,008 shares to 4,794,566 shares.

See Note 14 - Subsequent Events for discussion of further changes to the conversion price of the debentures and the Series A preferred stock, the exercise price of the related warrants and other adjustments as a result of the ratchet and anti-dilution provisions contained in these securities.

General

The following table summarizes information relative to all of the outstanding debentures at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Convertible debentures	$11,480,143	$9,506,307
Less unamortized discounts:
Original issue discount – 12.5%	(1,185,097)	(930,127)
Detachable warrants discount	(3,092,036)	(2,251,931)
Beneficial conversion feature discount	(2,475,426)	(1,650,337)
Convertible debentures, net of discounts	4,727,584	4,673,912
Less current portion	(3,922,719)	(3,670,734)
Convertible debentures, long term portion	$804,865	$1,003,178

Maturities of the debentures are as follows:

Due in 2008	$6,400,499
Due in 2009	4,508,212
Due in 2010	571,432
$11,480,143

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

The Company has determined that the convertible debentures issued in August 2007 had a non-cash beneficial conversion feature of $1.8 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $2.4 million to the debt discount and the fair value of the Company's common stock of $3.60 per share. After the allocation of proceeds between the debentures and warrants are made, a conversion price of $2.692 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.908, the difference of the fair value of the common stock of $3.60 and the effective conversion price of $2.692, represents the beneficial value per share. This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

The Company has determined that the convertible debentures issued in March 2008 had a non-cash beneficial conversion feature of $1.1 million. The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.53 per share) at the issuance date. The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, and at March 31, 2008 and December 31, 2007, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion. At December 31, 2006 and each of the quarterly reporting periods in 2007, the Company determined the conversion feature was not an embedded derivative that needed to be bifurcated based on the factors at each period. The Company’s conclusion changed at December 31, 2007 due to the decline in the stock price and the Company’s need to raise additional funds to continue operations.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at March 31, 2008 and December 31, 2007. This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

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

At March 31, 2008 and December 31, 2007, the Company recorded a beneficial conversion liability of $2.8 million and $1.7 million, respectively.

7. Warrants and Warrant Liabilities

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

See Note 6 - Convertible Debentures for information regarding changes to the exercise prices of the warrants and number of shares underlying the warrants pursuant to the full ratchet, anti-dilution protection.

See Note 14 - Subsequent Events for discussion of further changes to the number of shares underlying the warrants and the exercise price of the warrants based on the anti-dilution and full ratchet provisions. Through March 31, 2008, 410,000 of the warrants issued in December 2006 have been exercised for cash at $1.69 per share.  None of the other warrants discussed above have been exercised at March 31, 2008.

Pursuant to SFAS 133 and EITF 00-19, the fair value of the warrants at the issuance was recorded as a warrant liability because the exercise price of the warrants can be adjusted if the Company subsequently issues common stock at a lower price and it is possible for the Company to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of warrants was estimated at the issuance dates and revalued at March 31, 2008, using the Monte Carlo model discussed in Note 6 – Convertible Debentures, above. The increase in fair value of the warrants for the three months ended March 31, 2008 of $2.2 million was reported as non-operating expense in the Condensed Consolidated Statement of Operations.

The warrant liability related to the warrants issued in the Company's private placements totals $10.9 million and $7.4 million at March 31, 2008 and December 31, 2007, respectively. The beneficial conversion liability related to the debentures issued in the Company's private placements totals $2.8 and $1.7 million at March 31, 2008 and December 31, 2007, respectively.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's telepresence videoconferencing systems. The warrant had a three year term, and was accounted for as an equity issuance in the financial statements. The warrant was exercised in 2007. The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.75%, volatility factor of 42.90%, contractual term and expected term of 3 years. The fair value of the warrant of $0.6 million is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007.

On August 8, 2007, the Company issued an immediately exercisable warrant to purchase 12,784 shares of common stock at $3.52 per share in connection with its Loan and Security Agreement with Bridge Bank. The warrant has a three year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant issued to Bridge Bank at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.77%, volatility factor of 32.18%, contractual term and expected term of 3 years. The fair value of the warrant was less than $0.1 million is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2007.

On February 15, 2008, the Company issued an immediately exercisable warrant to purchase 30,000 shares of common stock at $4.00 per share pursuant to a consulting agreement. The warrant has a five year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.76%, volatility factor of 65.5%, contractual term and expected term of 5 years. The fair value of the warrant was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008.

On March 26, 2008, the Company issued a warrant to purchase 200,000 shares of common stock at $1.73 per share to a financial and marketing consulting firm in connection with a client service agreement. The warrant has a five year term, 50% of the shares are immediately exercisable, and the remaining 50% are exercisable in June 2008. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.61%, volatility factor of 65.5%, contractual term and expected term of 5 years. The fair value of the warrant was $0.2 million, the Company recognized $0.1 million as expense during the three months ended March 31, 2008, and will recognize the remaining $0.1 million during the three months ended June 30, 2008. The expense related to the warrant is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

On March 27, 2008, the Company issued an immediately exercisable warrant to purchase 78,125 shares of common stock at $1.92 per share to our investment bankers in connection with our March 2008 Private Placement. The warrant has a five year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.61%, volatility factor of 65.5%, contractual term and expected term of 5 years. The fair value of the warrant was $0.1 million was capitalized to deferred financing costs and is being amortized to interest expense over the life of the related debentures using the effective interest method.

The following table summarizes warrant activity for the three months ended March 31, 2008:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2007	3,837,929	$3.38
Issued	5,677,673	1.62
Exercised	(100,000)	1.25
Forfeited	—	—
Expired	—	—
Balance – March 31, 2008	9,415,602	$1.60

The following table summarizes information about warrants outstanding at March 31, 2008:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$1.54	8,080,408	4.34
$1.73	100,000	4.99
$1.80	200,000	0.25
$1.92	892,410	4.99
$3.52	12,784	2.36
$4.00	30,000	4.88
	9,315,602

As of March 31, 2008, the Company had reserved 9,415,602 shares of common stock for the exercise of the outstanding warrants.

8. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July 2008. As of March 31, 2008, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

In January 2008, the Company issued 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount was accrued at December 31, 2007.

Communications Assistance for Law Enforcement Act

On August 5, 2005, the Federal Communications Commission (“FCC”) unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007. The Company engaged a third party to help it develop a solution to be CALEA compliant. In February 2007, the Company notified the FCC that it did not expect to have a CALEA compliant solution completed by May 14, 2007, but that it instead expected to have the development complete by September 1, 2007. The Company’s formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, the Company’s CALEA solution is fully deployed in its network. However, the Company could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if the Company fails to comply with, any current or future CALEA obligations.

Universal Service Fund

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

Other

In connection with its acquisition of AccessLine, the Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction. The first earn out period ended December 31, 2007, and the number of common shares the Company is obligated to issue is 599,130 shares which were valued at $0.6 million. The Company issued the shares in April 2008 when the contingency was resolved, and the increase in goodwill and equity were recorded in April 2008.

Pursuant to terms of the Certificate of Designation of the Series A preferred stock, the stated value of the Company’s Series A preferred stock will increase by 35% if the Company's revenues for the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008 are less than $30.0 million. Cumulative revenues from October 1, 2007 to March 31, 2008 were $15.1 million.

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

We have entered into written employment agreements with Thomas Szabo and Richard Ono. The agreements expire on October 1, 2008. We provide our named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for our named executive officers are determined for each executive based on his position and responsibility, and on past individual performance. See Note 14 – Subsequent Events for information on the resignation of Mr. Ono and the appointment of new officers.

9. Preferred Stock and Dividends

The sale of securities in connection with the March 2008 Private Placement resulted in an adjustment of the conversion and exercise prices of the Series A Stock and warrants. The conversion price for the Series A Stock and the exercise price for the warrants were adjusted to $1.54, resulting in an increase in the common shares underlying the Series A Preferred Stock from 4,626,335 shares to 8,441,558 shares, and an increase in the common shares underlying the outstanding warrants from 1,758,008 shares to 4,794,566 shares.

Pursuant to terms of the Series A Stock, effective April 1, 2008, the stated value of such stock increased by 15% because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company submitted application materials to a major exchange, but did not achieve listing status as of March 31, 2008. In connection with waivers granted in connection with the March 2008 Private Placement, the holders of the Series A Stock agreed to waive any additional default for failure to list, in exchange for the Company’s use of commercially reasonable efforts to secure the listing of its common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if the Company fails to secure the listing of its common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, the Company is required to pay the holders an amount equal to 15% of the stated value of the Series A Stock, such amount being payable in common stock valued at the then applicable conversion price for the Series A Stock.

The Company recorded a dividend of $2.0 million during the three months ended March 31, 2008 related to the increase in stated value of the Series A Stock.

As of March 31, 2008, the Company had reserved 8,441,558 shares of common stock for the conversion of the Series A Stock. See Note 14 - Subsequent Events for a discussion of further changes to the conversion price of the Series A Stock, the number of warrants and exercise price of the warrants based on the anti-dilution and ratchet provisions of those securities.

The Company accrued dividends payable of $0.2 million for the three months ended March 31, 2008.

10. Stock Based Compensation

Stock Option Plan

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the grant of share options and shares to the Company’s employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; these option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares, which is subject to approval by the shareholders. As of December 31, 2007, the Company has reserved 8.5 million shares for issuance upon exercise of options granted under the 2005 Plan.

A summary of option activity under the 2005 Plan as of March 31, 2008, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2007	6,206,222	$1.83
Granted	42,500	2.15
Exercised	—	—
Forfeited or expired	(31,500)	5.12
Outstanding at March 31, 2008	6,217,222	$1.81

The options outstanding and currently exercisable by exercise price at March 31, 2008 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.20	2,977,222	5.74	$0.20	2,935,555	5.73	$0.20
$2.15 to 2.55	2,069,500	9.66	$2.54	—	—	$—
$3.50	535,000	8.88	$3.50	144,896	8.88	$3.50
$5.05 to 6.10	635,500	9.00	$5.07	45,000	9.18	$5.17
	6,217,222	7.65	$1.81	3,125,451	5.93	$0.53

As of March 31, 2008 and December 31, 2007, 3,125,451 and 2,968,055 outstanding options were exercisable at an aggregate average exercise price of $0.53 and $0.38, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2008 was $4.0 million.

As of March 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.1 million, which is expected to be recognized over the next 3.3 years on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS No. 123R (SFAS 123(R)), Share Based Payments, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2008 and 2007, and its allocation within the Condensed Consolidated Statements of Operations:

	March 31,
	2008	2007
Cost of product revenues	$17,725	$—
Selling, general and administrative	239,559	26,350
Research and development	67,369	12,635
Stock based compensation included in operating expenses	306,928	38,985
Stock-based compensation expense related to employee equity awards	$324,653	$38,985

Valuation Assumptions:

Prior to January 1, 2008, the Company estimated the fair value of stock options using the Black Scholes option pricing model, and beginning January 1, 2008, the Company estimated the fair value of stock options using a binomial lattice model, all consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $1.17 per share and $1.90 per share, respectively. The fair value of each option is estimated on the date of grant using the valuation models discussed above and is recognized as expense using the straight-line method over the requisite service period:

	March 31,
	2008	2007
Expected volatility	65.50%	53.37%
Risk-free interest rate	3.45%	3.37%
Expected dividends	—	—
Expected life (yrs)	9.3	6.09

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

11. Computation of Net Loss Per Share

Net loss per share is calculated in accordance with the SFAS No. 128 – Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents as of March 31, 2008 and 2007 which were excluded from the calculation because their effect is anti-dilutive.

	March 31,
	2008	2007
Convertible Debentures	7,454,640	3,377,366
Preferred Stock	8,441,558	—
Stock Options	6,217,222	3,906,056
Warrants	9,415,602	2,109,280
Total	31,529,022	9,392,702

12. Business Segment Information

Telanetix is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products. The Company’s offerings are organized along two product categories: Video Solutions and Voice and Network Solutions, which are considered segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”.

The Video Solutions segment includes the Company’s Telepresence solutions and other supporting audio-visual applications. The Voice and Network Solutions segment includes the Company’s VoIP communications offerings which include a variety of voice and messaging solutions and Telepresence Network Services.

Segment Data

Financial information for each reportable segment is as follows as of the fiscal quarters ended March 31, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$1,363,935	$6,292,826	$7,656,761
Gross profit	$135,057	$3,299,718	$3,434,775
Gross profit %	9.90%	52.44%	44.86%
Net loss	$(5,384,303)	$(1,225,848)	$(6,610,151)

Total assets	$7,462,222	$33,371,630	$40,833,852

2007
Revenues	$462,268	$—	$462,268
Gross profit	$320,563	$—	$320,563
Gross profit %	69.35%	—	69.35%
Net loss	$(5,555,763)	$—	$(5,555,763)

Total assets	$3,464,458	$—	$3,464,458

Segment revenues consist of sales to external customers in the United States. Segment gross margin includes all segment revenues less the related cost of sales. Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months ended March 31, 2008, no one customer accounted for more than 10% of the Video Solutions segment net revenues, and one customer accounted for 16% of the Voice and Network Solutions segment net revenues. For the three months ended March 31, 2007, three customers accounted for 91% of the Video Solutions segment net revenues.

At March 31, 2008 two customers accounted for 38% of gross accounts receivable in the Video Solutions segment and one customer accounted for 37% of gross accounts receivable in the Voice and Network Solutions segment. At March 31, 2007, three customers accounted for 83% of gross accounts receivable in the Video Solutions segment.

13. Related party transactions

In March 2007, the Company entered into an agreement with Aequitas Capital Management, Inc. (“Aequitas Capital”), in order to provide prospective customers with a leasing alternative for the Company’s telepresence videoconferencing systems. In connection with this agreement, the Company issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Under the terms of the agreement with Aequitas Capital, qualifying customers will be able to lease one of the Company’s systems through private label leasing provided by Aequitas Capital. Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, the Company will sell the telepresence videoconferencing system to Aequitas Capital who in turn will lease it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer. The Company agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with this type of leasing arrangement.

Also, during the three months ended March 31, 2007, the Company sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million.

14. Subsequent Events

In May 2008, we issued a warrant to purchase 105,000 shares of common stock at $1.25 per share pursuant to a consulting agreement. The warrant is exercisable immediately and expires in May 2013.

Effective May 2, 2008, Mr. Richard M Ono resigned from his position as our chief financial officer and chief operating officer and terminated his employment with us effective as of that date. Mr. Ono had served in that capacity under the terms of his employment agreement dated April 1, 2007. In connection with his termination of employment, Mr. Ono and the Company entered into a separation agreement, pursuant to which Mr. Ono waived his right to collect cash severance compensation and executed a general waiver and release of claims against the Company. In return, the Company has accelerated the vesting of certain stock options granted to Mr. Ono, agreed to permit the cashless exercise of those options, and waived the provisions of the options that would terminate them 90 days following termination of employment. As a result, Mr. Ono will have the ability to exercise the options until 2013.

Effective, May 5, 2008, Mr. Thomas Szabo resigned from his position as the chief executive officer of the Company, though he will continue to serve as chairman of the board of directors of the Company.

Effective May 5, 2008, the Company appointed Mr. Doug Johnson as the Company’s chief executive officer to replace Mr. Szabo. Mr. Johnson, age 48, had previous been serving as president of AccessLine, a wholly-owned subsidiary of the Company, since AccessLine was acquired by the Company on September 14, 2007. Pursuant to his employment agreement entered into on April 28, 2008, Mr. Johnson is entitled to receive an annual base salary of $225,000, and certain bonuses, and he was granted an option to purchase 400,000 shares of the Company’s common stock under the Company’s 2005 Equity Incentive Plan with an exercise price of $1.12 per share, which was the fair market value of the Company's common stock on the date of grant. Such options vest 25% on the first year anniversary of the commencement date of the employment agreement, and the balance vests over the next 36 months in equal monthly increments of 2.08% of the original grant, so long as Mr. Johnson remains employed by the Company.

Effective May 5, 2008, the Company appointed Mr. J. Paul Quinn as the Company’s chief financial officer. Mr. Quinn, age 48, replaces Mr. Richard Ono, who resigned from that office effective May 2, 2008. Pursuant to his employment agreement entered into on April 28, 2008, Mr. Quinn is entitled to receive an annual base salary of $175,000, and certain bonuses, and he was granted an option to purchase 175,000 shares of the Company’s common stock under the Company’s 2005 Equity Incentive Plan with an exercise price of $1.12 per share, which was the fair market value of the Company's common stock on the date of grant. Such options vest 25% on the first year anniversary of the commencement date of the employment agreement, and the balance vests over the next 36 months in equal monthly increments of 2.08% of the original grant, so long as Mr. Quinn remains employed by the Company.

In April 2008, we issued 599,130 shares of common stock pursuant to the earn out provisions of the merger agreement related to the AccessLine acquisition.

In April 2008, the Company executed waiver agreements related to redemption payments due April 1, 2008 on its outstanding debentures, under which the conversion price for all outstanding debentures and the Series A Stock was reduced to $1.25 per share, and the exercise price of all outstanding warrants issued in connection with the debentures and Series A Stock was reduced to $1.25 per share.  As a result, as of April 29, 2008, the Company’s outstanding convertible debentures are convertible into 8,726,928 shares of common stock, the Series A Stock is convertible into 11,960,000 shares of common stock, and the number of shares of common stock underlying the warrants issued in connection with the debentures and Series A Stock increased to 11,205,807 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under the caption “Risk Factors” below, and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

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

AccessLine's revenues principally consist of: (1) monthly fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, and paging; (2) telepresence network services, which include connectivity and Network Operations Center Services for telepresence systems; (3) activation fees for new customers; and (4) fees from usage including conference calling and long distance.

Recent Acquisitions

The aggregate purchase price we paid to acquire AVS was $1.3 million, consisting of 248,119 shares of our common stock valued at $5.05 per share and acquisition costs of less than $0.1 million.

The aggregate purchase price we paid to acquire AccessLine was $27.9 million, consisting of $11.7 million in cash to AccessLine creditors and a management incentive pool; $14.2 million in the form of 3,939,565 shares of our restricted common stock to certain AccessLine stockholders and creditors based upon a per share value of $3.60; and acquisition costs of $2.0 million.

We may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock as an earn out upon the achievement of certain future financial objectives. The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods. The first earn out period ended December 31, 2007, and the number of common shares the Company is obligated to issue is 599,130 shares which were valued at $0.6 million. The Company issued the shares in April 2008 when the contingency was resolved, and the increase in goodwill and equity were recorded in April 2008.

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

December 2006 Private Placement

On December 28, 2006, we entered into a securities purchase agreement with four unaffiliated institutional investors for the sale of original issue discount 6% convertible debentures and common stock purchase warrants. We refer to this transaction as our December 2006 Private Placement. In this transaction we issued an aggregate of $3.7 million principal amount of debentures at an original issue discount of 12.5% and warrants to purchase an aggregate of 949,907 shares of our common stock. This transaction resulted in net proceeds to us of $3.0 million. As of March 31, 2008, debentures with an aggregate principal value of $1.7 million had been converted into 1,108,567 shares of our common stock at a conversion price of $1.54 per share.

The warrants are five year warrants to purchase shares of our common stock at a price of $1.69 per share, subject to adjustment, including full-ratchet anti-dilution protection. As of March 31, 2008, warrants to purchase 410,000 shares of our common stock have been exercised at $1.69 per share resulting in net proceeds to us of $0.7 million. In connection with our March 2008 Private Placement, the number of shares of common stock underlying the remaining outstanding warrants increased from 539,907 shares to 592,495 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. See Note 14 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this report for a discussion of further changes to the exercise price of the warrants and the number of shares underlying the warrants.

In this report we may refer to the debentures we issued in our December 2006 Private Placement as our December debentures. The following summarizes the terms of our December debentures and is qualified by reference to a copy of the debenture which is filed as an exhibit to our Form 8-K filed with the SEC, on January 3, 2007:

•	Term. The debentures are due and payable on December 31, 2008.
•	Interest. Interest accrues at the rate of 6% per annum and is payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007, and on each monthly redemption date.
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

The warrants we issued in our February 2007 Private Placement, none of which have been exercised to date, are substantially identical to the warrants we issued in our December 2006 Private Placement. In connection with our March 2008 Private Placement, the number of shares of common stock underlying the outstanding warrants increased from 401,040 shares to 440,101 shares, and the exercise price of the warrants decreased from $1.69 per share to $1.54 per share. See Note 14 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this report for a discussion of further changes to the exercise price of the warrants and the number of shares underlying the warrants.

August 2007 Series A Private Placement

On August 30, 2007, we entered into a securities purchase agreement with five institutional investors, pursuant to which we issued an aggregate of 13,000 shares of our Series A Convertible Preferred Stock, or our "Series A Stock", at a purchase price of $1,000 per share, along with five year warrants to purchase 1,758,008 shares of our common at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection. This transaction resulted in net proceeds to us of $12.1 million, after deducting fees and expenses. We refer to this transaction as our Series A Private Placement. In connection with our March 2008 Private Placement, the conversion price for the Series A Stock and the exercise price for the warrants were adjusted to $1.54, the number of shares of common stock underlying the Series A Stock increased from 4,626,335 shares to 8,441,558 shares, and the number of shares of common stock underlying the warrants increased from 1,758,008 shares to 4,794,566 shares. See Note 14 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a discussion of further changes to the exercise price of the warrants and the number of shares underlying the warrants.

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

August 2007 Debt Private Placement

On August 30, 2007, we entered into a separate securities purchase agreement with the same five institutional investors that invested in our Series A Private Placement, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $8.0 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 826,190 shares of our common stock at a price of $4.20 per share, subject to adjustment, including full-ratchet anti-dilution protection. We refer to this transaction as our August 2007 Debt Private Placement and together with our Series A Private Placement as our August 2007 Private Placement. Our August 2007 Debt Private Placement resulted in net proceeds to us of $6.5 million, after deducting fees and expenses. In connection with our March 2008 Private Placement, the conversion price of the debentures and the exercise price of the warrants were reduced to $1.54, resulting in an increase in the number of shares of common stock underlying the convertible debentures from 1,691,034 shares to 4,040,910 shares, and an increase in the number of shares of common stock underlying the warrants from 826,190 shares to 2,253,246 shares. See Note 14 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a discussion of further changes to the exercise price of the warrants and the number of shares underlying the warrants.

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

March 2008 Private Placement

On March 27, 2008, we entered into a separate securities purchase agreement with two of the institutional investors that invested in our Series A Private Placement, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of our common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection. We refer to this transaction as our March 2008 Private Placement. Our March 2008 Private Placement resulted in net proceeds to us of $2.8 million, after deducting fees and expenses.

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

The sale of securities in connection with our March 2008 Private Placement resulted in an adjustment of the number of common shares underlying the outstanding warrants, and the conversion and exercise prices of the securities we issued in our December 2006, February 2007 and August 2007 private placements. The investors in our August 2007 private placement entered into a waiver in connection with our March 2008 Private Placement pursuant to which we and the investors confirmed that the conversion price or exercise price, as the case may be, of the outstanding shares of our Series A preferred stock, debentures and warrants we issued in our previous private placements were all adjusted to $1.54 in connection with our March 2008 Private Placement. See Note 14 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a discussion of further changes to the exercise price of the warrants and the number of shares underlying the warrants.

Pursuant to terms of our Series A Stock we issued in August 2007, effective April 1, 2008, the stated value of such stock increased by 15% because our common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. We submitted application materials to a major exchange, but did not achieve listing status as of March 31, 2008. In connection with waivers granted in connection with our March 2008 Private Placement, the holders of our Series A Stock agreed to waive any additional default for failure to list, in exchange for our use of commercially reasonable efforts to secure the listing of our common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if we fail to secure the listing of our common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, we are required to pay the holders an amount equal to 15% of the stated value of our Series A Stock, such amount being payable in common stock valued at the then applicable conversion price for our Series A Stock.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under SFAS 123(R), the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

The Company’s telepresence products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position ("SOP") No. 97-2, “Software Revenue Recognition,” and all related interpretations.

The Company generally recognizes revenue generated by AVS for integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

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

Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Quarter Ended March 31, 2008 Compared with Quarter Ended March 31, 2007

Our business operates in two segments: Video Solutions and Voice and Network Solutions. Our Video Solutions segment includes our telepresence solutions and other supporting audio-visual applications. Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and telepresence Network Services.

Revenues, Cost of Revenues and Gross Profit

	Three months ended March 31, 2008			Three months ended March 31, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$1,252,255	$—	$1,252,255	$419,518	$—	$419,518	$832,737	$—	$832,737
Services	111,680	6,292,826	6,404,506	42,750	—	42,750	68,930	6,292,826	6,361,756
	1,363,935	6,292,826	7,656,761	462,268	—	462,268	901,667	6,292,826	7,194,493

Cost of revenues:
Product	1,138,961	—	1,138,961	102,051	—	102,051	1,036,910	—	1,036,910
Services	89,917	2,993,108	3,083,025	39,654	—	39,654	50,263	2,993,108	3,043,371
	1,228,878	2,993,108	4,221,986	141,705	—	141,705	1,087,173	2,993,108	4,080,281

Gross profit	$135,057	$3,299,718	$3,434,775	$320,563	$—	$320,563	$(185,506)	3,299,718	3,114,212

Gross profit %	9.90%	52.44%	44.86%	69.35%	n/a	69.35%

Net revenues for 2008 were $7.7 million, an increase of $7.2 million, or 1,556%, over 2007. Net revenues in our Video Solutions segment increased $0.9 million primarily as a result of our acquisition of AVS in April 2007. Net revenues in our Voice and Network Solutions segment increased $6.3 million as a result of our acquisition of AccessLine in September 2007.

At March 31, 2008, no single customer accounted for more than 10% of our Video Solutions segment net revenues, and one customer accounted for 16% of our Voice and Network Solutions segment net revenues. In 2007, three customers accounted for 91% of our Video Solutions segment net revenues.

Cost of revenues for 2008 were $4.2 million, an increase of $4.1 million, or 2,879%, over 2007. Cost of revenues in our Video Solutions segment increased $1.1 million primarily as a result of our acquisition of AVS in April 2007. Cost of revenues in our Voice and Network Solutions segment increased $3.0 million as a result of our acquisition of AccessLine in September 2007.

Gross profit for 2008 was $3.4 million, an increase of $3.1 million, or 971%, over 2007. Gross profit in our Video Solutions segment decreased $0.2 million primarily as a result of our acquisition of AVS in April 2007, which has lower gross margin on its product line. Gross profit in our Voice and Network Solutions segment increased $3.3 million as a result of our acquisition of AccessLine in September 2007.

Gross profit percentage was 44.86% in 2008 compared to 69.35% in 2007. Gross profit percentage for our Video Solutions segment was 9.9% in 2008 compared to 69.35% in 2007, and the decrease is a result of the lower gross margins on the AVS product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2008 were $4.5 million, an increase of $3.3 million or 264%, over 2007. Selling, general and administrative expenses increased $0.2 million as a result of our acquisition of AVS in April 2007 and $2.6 million as a result of our acquisition of AccessLine in September 2007. Additional increases in selling, general and administrative expenses in 2008 were $0.1 million for headcount and salary increases, $0.3 million for stock based compensation related to our stock option grants, $0.5 million for legal and accounting fees related to our corporate filings, and $0.2 million for investor relations services. In 2007, we recorded $0.6 million in expense related to the issuance of a warrant related to our lease financing program, and we had no such expense in 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2008 were $1.3 million, an increase of $1.1 million or 542%, over 2007. Research, development and engineering expenses increased $1.1 million as a result of our acquisition of AccessLine in September 2007.

Depreciation Expense

Depreciation expense for 2008 was $0.2 million, an increase of $0.2 million or 1,391%, over 2007. We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased primarily as a result of recording depreciation expense on the assets acquired.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense in 2008 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions. Both acquisitions occurred after March 31, 2007.

Interest Expense

The debentures we issued in our December/February Private Placements had an original face value aggregating $5.2 million. The debentures we issued in our August 2007 Debt Private Placement had an original face value aggregating $8.0 million. The debentures we issued in our March 2008 Private Placement had an original face value aggregating $3.4 million. The interest rate on such debentures is 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in the aforementioned private placements. We also recorded deferred financing costs related to the aforementioned private placements. We are amortizing the discounts and the deferred financing costs to interest expense over the life of the debentures using the effective interest method.

Interest expense for 2008 was $1.3 million, an increase of $0.8 million or 151%, over 2007. Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases. Interest expense increased in 2008 primarily as a result of the increased outstanding debenture balances during the period.

Assuming the remaining debenture balance of $11.5 million is not prepaid before maturity and interest payments are made in cash, we anticipate paying $0.5 million in interest expense on these debentures through maturity in March 2010. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock. We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted. See "Liquidity and Capital Resources," below.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007 and March 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

At each reporting period we assess the convertible debentures under SFAS No. 133, and at December 31, 2007 and March 31, 2008, we determined that the beneficial conversion feature represented an embedded derivative liability. Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at March 31, 2008 and December 31, 2007. This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

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

The fair value of warrants was estimated at December 31, 2007 in the case of the warrants issued in our December and August private placements, and the issuance date in the case of the warrants issued in our March private placement, and again at March 31, 2008. The fair value of the beneficial conversion feature was estimated at December 31, 2007 in the case of the December and August debentures, and at the issuance date in the case of the March debentures, and again at March 31, 2008. Changes in the fair values of derivative securities are reported as non-operating income or expense in the Condensed Consolidated Statement of Operations. In 2008, we recorded non-operating expense of $2.2 million for the increase in the fair value of the warrants and beneficial conversion features. The increase in fair value of the derivative securities is primarily attributable to the increase in the number of common shares underlying the outstanding warrants as a result of the ratchet and anti-dilution provisions contained in the warrant agreements, and the issuance of warrants in the March 2008 Private Placement.

Liquidity and Capital Resources

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of March 31, 2008. See “Going Concern” above.

Our cash balance as of March 31, 2008 was $3.8 million and we had a working capital deficit of $18.7 million, which includes warrant and beneficial conversion liabilities of $13.7 million. We raised net proceeds of $2.8 million in our March 2008 Private Placement. Our cash balance as of December 31, 2007 was $3.8 million and we had a working capital deficit of $13.6 million.

Cash used in operations during the quarter ended March 31, 2008 was $1.1 million. This was primarily the result of a net loss of $6.6 million which was offset by the following non-cash charges: change in fair value of warrant and beneficial conversion liabilities of $2.2 million; amortization of note discounts of $0.9 million; amortization of intangible assets of $0.6 million; depreciation expense of $0.4 million (which includes depreciation expense of $0.2 million included in cost of sales); stock compensation expense of $0.3 million; and expenses related to warrant grants of $0.1 million. The net change in our assets and liabilities of $0.8 million decreased our cash used in operations.

Net cash used by investing activities was $0.3 million during the quarter ended March 31, 2008, which consists of purchases of property and equipment.

Net cash provided by financing activities was $1.4 million during the quarter ended March 31, 2008. Net proceeds from our March 2008 Private Placement were $3.0 million, and proceeds from the exercise of warrants to purchase our common stock totaled $0.1 million. We made payments of $0.9 million on our convertible debentures and $0.4 million on our capital leases. We paid off our line-of-credit balance of $0.5 million, and as of the date of this report, we have no credit facilities.

To date we have funded operations through financing activities in connection with the sale of debt or equity securities. At March 31, 2008, we have warrants to purchase 8,080,408 shares of our common stock at an exercise price of $1.54 per share outstanding. Those warrants provide that they can be exercised on a cashless basis, unless we have, at the time of exercise, an effective registration statement covering the resale of the shares issued upon such exercise. We intend to file a registration statement to register the shares underlying those warrants and force any exercise into cash payments for the shares of common stock.

Our revenues have increased substantially with the AccessLine acquisition, and the growth of our telepresence business. For the long term, we are looking for an increase in positive cash flow from operations, reducing our need for external capital.

As of December 31, 2007, we had net deferred tax assets of $5.3 million, which were offset by a valuation allowance of $5.3 million to reduce the value of the net deferred tax assets to the amount that is more likely than not to be realized.

We believe our cash balance at March 31, 2008 is sufficient to fund our operations through at least the first quarter of fiscal 2009 if we are able to execute our consolidation plan timely and with no unexpected impediments. If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities. However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all. We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Debentures

As of March 31, 2008, our outstanding debenture balance is $11.5 million. The total monthly principal payment amounts on our December debentures, August debentures and March debentures are scheduled to be paid as follows:

Monthly Principal Payment Amount
Date	December debentures	August debentures	March debentures	Total
4/1/2008	$203,175	$444,500	$—	$647,675
5/1/2008	203,175	444,500	—	647,675
6/1/2008	203,175	444,500	—	647,675
7/1/2008	203,175	444,500	—	647,675
8/1/2008	203,175	444,500	—	647,675
9/1/2008	203,175	444,500	—	647,675
10/1/2008	203,175	444,500	190,476	838,151
11/1/2008	203,175	444,500	190,476	838,151
12/1/2008	203,171	444,500	190,476	838,147
1/1/2009	—	444,500	190,476	634,976
2/1/2009	—	444,500	190,476	634,976
3/1/2009	—	444,500	190,476	634,976
4/1/2009	—	444,500	190,476	634,976
5/1/2009	—	444,500	190,476	634,976
6/1/2009	—	—	190,476	190,476
7/1/2009	—	—	190,476	190,476
8/1/2009	—	—	190,476	190,476
9/1/2009	—	—	190,476	190,476
10/1/2009	—	—	190,476	190,476
11/1/2009	—	—	190,476	190,476
12/1/2009	—	—	190,476	190,476
1/1/2010	—	—	190,476	190,476
2/1/2010	—	—	190,476	190,476
3/1/2010	—	—	190,480	190,480
	$1,828,571	$6,223,000	$3,428,572	$11,480,143

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the various maturity dates is (i) less than $0.1 million with respect to our December debentures, or on average, $5,100 per month, (ii) $0.2 million with respect to our August debentures, or on average, $17,000 per month, and (iii) $0.2 million with respect to our March debentures, or on average, $11,000 per month.

We have the right to pay interest and monthly principal payments due in respect of the debentures in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.25 for all of our outstanding debentures) or 85% of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be the then effective conversion price. The conversion of these debentures could result in substantial dilution to our existing stockholders.

The closing market price of our common stock was $1.66 on March 31, 2008. Subject to compliance with certain equity conditions, subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds 200% of the effective conversion price for 20 trading days out of a consecutive 30 trading day period.

Our outstanding debentures currently convert at $1.25, and therefore 200% of the conversion price is $2.50.If the price of our common stock is below $2.50 per share but is substantially above $1.25, we anticipate that the holders of these debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash. If the price of our common stock is below $1.25, the current conversion price, we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.

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

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July, 2008. As of March 31, 2008, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

Other

In connection with our acquisition of AccessLine, we may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of pre determined revenue and gross margin targets.  The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods. The first earn out period ended December 31, 2007, and the number of common shares the Company is obligated to issue is 599,130 shares which were valued at $0.6 million. The Company issued the shares in April 2008 when the contingency was resolved, and the increase in goodwill and equity were recorded in April 2008.

Pursuant to terms of the Certificate of Designation of the Series A Stock, the stated value of our Series A Stock will increase by 35% if our revenues for the four fiscal quarters beginning on October 1, 2007 and ending on September 30, 2008, in the aggregate, are less than $30.0 million. Cumulative revenues from October 1, 2007 to March 31, 2008 were $15.1 million.

The stated value of our Series A Stock increased by 15% effective April 1, 2008, or to $1,150 per share, because our common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. In connection with waivers granted in connection with the March 2008 Private Placement, the holders of the Series A Stock agreed to waive any additional default for failure to list, in exchange for our use of commercially reasonable efforts to secure the listing of the common stock on an exchange other than the OTC Bulletin Board by September 30, 2008. Under the terms of the waiver, if we fail to secure the listing of its common stock on an exchange other than the OTC Bulletin Board by September 30, 2008, we are required to pay the holders an amount equal to 15% of the stated value of our Series A Stock, such amount being payable in common stock valued at the then applicable conversion price for our Series A Stock.

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

December 2006 Private Placement

As of March 31, 2008, the holders of our December debentures have elected to convert approximately $1.7 million of the principal amount of such debentures into shares of our common stock, leaving a principal balance of approximately $2.0 million. Under the terms of such debentures, monthly principal payments were to begin July 1, 2007 and end December 31, 2008. As a result of the conversions, monthly principal payments were satisfied through January 2008. In 2007, we made interest payments in cash totaling $0.1 million; and we made interest payments totaling $0.1 million through the issuance of 52,536 shares of our common stock based on a conversion price of $1.54 per share. In 2008, we have made principal and interest payments totaling $0.1 million through the issuance of 110,347 shares of our common stock based on a conversion price of $1.54 per share.

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

The closing market price of our common stock per share was $1.48 on December 28, 2006, the date we entered into the securities purchase agreement related to our December 2006 Private Placement. The initial conversion price for our December debentures was $1.54 per share and the exercise price of the related warrants was $1.69 per share. As of December 28, 2006, there was no discount to the closing market price for the conversion of the debentures or the exercise of the warrants.

February 2007 Private Placement

The entire principal amount of our February debentures was converted into shares of our common stock. As a result, we no longer have any payment obligations under these debentures. We had not made any principal payment before conversion, and we paid less than $0.1 million in interest before conversion. In connection with the conversion of the debentures into unregistered shares of our common stock, we issued the holders an additional aggregate 200,520 unregistered shares of our common stock as an inducement for the early conversion and acceptance of unregistered shares. None of the warrants issued in our February 2007 Private Placement have been exercised as of March 31, 2008.

The closing market price of our common stock per share was $2.49 on February 12, 2007, the date we entered into the securities purchase agreement related to our February 2007 Private Placement. The entire principal amount of our February debentures was converted at a conversion price of $1.54 per share and the exercise price of the related warrants was $1.69 per share. The table below provides information about (i) gross proceeds we received from each investor in our February 2007 Private Placement and (ii) the possible discount to the closing market price as of the date of sale of these debentures and warrants. The possible discount was calculated by subtracting the total conversion price on the date of sale (February 12, 2007) from the combined market price of the total number of shares issued upon conversion of the debentures (including the 200,520 shares issued as an inducement for early conversion and acceptance of unregistered shares) and warrants on that date.

Investor Name	Gross Proceeds	Discount to Closing Market Price
Enable Growth Partners LP	$717,500	$777,403
Enable Opportunity Partners LP	84,875	91,960
Pierce Diversified Strategy Master Fund LLC, ena	42,000	45,506
Crescent International Ltd.	506,625	548,923
	$1,351,000	$1,463,792

December/February Private Placements in the Aggregate

As of March 31, 2008, the holders of the debentures we issued in our December/February Private Placements have elected to convert approximately $3.2 million in the aggregate of the principal amount of such debentures into shares of our common stock, leaving a principal balance in the aggregate of approximately $2.0 million.

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

The aggregate average monthly principal payment due on our December debentures from April 2008 to December 2008 is $203,000. The aggregate average monthly interest payment due from January 2008 to December 2008 is $5,100.

Assuming that we pay all principal and interest payments due under the debentures that we sold in our December/February Private Placements in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $2.1 million over their respective terms after taking into account conversions of the principal amount of such debentures that have been effected as of December 31, 2007. The possible net discount to the market price for such debentures, related warrants, and shares issued as inducement for early conversion, aggregates to $1.1 million assuming the conversion price is the initial conversion price of $1.54 per share. We received net proceeds after expenses of $4.3 million from our December/February Private Placements. The ratio of (i) the total amount of payments over the term of the debentures and the total possible discount to the market price of the shares underlying the debentures and warrants (ii) to the net proceeds is 74%.

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

		Payments through December 31, 2008			Payments from January 1, through May 1, 2009
Investor Name	Gross Proceeds	Principal	Interest	Total (1)	Principal	Interest	Total (2)
Enable Growth Partners LP	$3,800,125	$3,136,611	$232,350	$3,368,961	$1,206,389	$18,096	$1,224,485
Enable Opportunity Partners LP	1,000,125	825,500	61,150	886,650	317,500	4,763	322,263
Pierce Diversified Strategy Master Fund LLC, ena	200,375	165,389	12,252	177,641	63,611	954	64,565
Hudson Bay Fund LP	860,125	709,944	52,591	762,535	273,056	4,096	277,152
Hudson Bay Overseas Fund LTD	1,140,125	941,056	69,710	1,010,766	361,944	5,429	367,373
	$7,000,875	$5,778,500	$428,053	$6,206,553	$2,222,500	$33,338	$2,255,838

(1) Averages to $477,427 per month from December 1, 2007 through December 31, 2008.
(2) Averages to $451,168 per month from January 1, through May 1, 2009.

The conversion price for the debentures and the exercise price of these warrants is currently $1.25 per share.

Through March 31, 2008, we have paid all principal and interest payments due under our August debentures in cash other than the payments due March 1, 2008. Assuming that we pay all future principal and interest payments in cash on their respective due dates, the total principal and interest payments for such debentures, including payments already made, aggregate to $8.0 million over their respective terms. We received net proceeds after expenses of $6.5 million from our August 2007 Debt Private Placement. The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 123%.

March 2008 Private Placement

The following table sets forth the (i) gross proceeds we received from each investor in our March 2008 Private Placement and (ii) amount of payments that we may be required to make under the terms of our March debentures assuming all such payments are made in cash when due. Payments begin October 1, 2008 and continue through March 1, 2010.

		Payments through December 31, 2008			Payments from January 1, 2009 through March 1, 2010
Investor Name	Gross Proceeds	Principal	Interest	Total (1)	Principal	Interest	Total (2)
Enable Growth Partners LP	$2,850,000	$542,857	$129,345	$672,202	$2,714,286	$108,238	$2,822,524
Pierce Diversified Strategy Master Fund LLC, ena	150,000	28,571	6,829	35,400	142,858	5,714	148,572
	$3,000,000	$571,428	$136,174	$707,602	$2,857,144	$113,952	$2,971,096

(1) Averages to $235,867 per month from October 1, 2008 through December 31, 2008.
(2) Averages to $198,073 per month from January 1, 2009 through March 1, 2010.

The conversion price for the debentures and the exercise price of these warrants is currently $1.25 per share. Assuming that we pay all future principal and interest payments in cash on their respective due dates, the total principal and interest payments for such debentures aggregate to $3.7 million over their respective terms. We received net proceeds after expenses of $2.8 million from our March 2008 Private Placement. The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 130%.

Other Matters Relating to Future Amortizable Charges

As of March 31, 2008, we have $6.8 million of debt discount and $0.6 million of deferred debt issuance costs on our balance sheet, which will be amortized to interest expense using the effective interest method over the life of the related debentures.

Recent Accounting Pronouncements

On March 19, 2008, the FASB released SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the Consolidated Statement of Operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of the provisions of SFAS No. 159 did not materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of this Statement changes current practice. This Statement became effective for us on January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of March 31, 2008:

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

	•	Revenue recognition;
	•	Stock compensation; and
	•	Warrant transaction valuations.
4.

We did not have a record retention policy for retention of hard copy documents. Cases of inadequate records retention or supporting documentation were noted in the accounting department and impacted our ability to support and account for transactions.

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008.

Management’s Remediation Initiatives

        We are in the process of evaluating our material weaknesses.

In an effort to remediate the material weaknesses we have already identified and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

In January 2008, the Company issued 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount was accrued at December 31, 2007.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I, Item 1—Description of Business—Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2008, we issued a warrant to purchase 105,000 shares of common stock at $1.25 per share pursuant to a consulting agreement. The warrant is exercisable immediately and expires in May 2013.

In April 2008, we issued 599,130 shares of common stock pursuant to the earn out provisions of the merger agreement related to our AccessLine acquisition.

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

On March 26, 2008, we issued a warrant to purchase 200,000 shares of our common stock at $1.73 per share to a financial and marketing consulting firm in connection with a client service agreement. The warrant has a five year term, 50% of the shares are immediately exercisable, and the remaining 50% are exercisable in June 2008.

In March 2008, we issued an aggregate of 100,000 shares of our common stock upon exercise of warrants with an exercise price of $1.25 per share, which were issued in connection with the exchange agreement we entered into with Telanetix, Inc., a California Corporation .

In March 2008, we issued an aggregate of 91,355 shares of our common stock for the interest and monthly principal payments due February 1, 2008 and March 1, 2008 on our December debentures.

In March 2008, we issued an aggregate of 247,584 shares of our common stock for the interest and monthly principal payments due March 1, 2008 on our August debentures.

In February 2008, we issued a warrant to purchase 30,000 shares of our common stock at an exercise price of $4.00 per share pursuant to a consulting agreement. The warrant expires five years from the date of issuance.

In January 2008, we issued 72,000 shares of our common stock in settlement of a claim by a former independent sales representative for compensation for services rendered.

In January 2008, we issued an aggregate of 18,992 shares of our common stock for the interest payments due from November 1, 2007 to January 1, 2008 on our December debentures.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. None of the transactions was conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of common stock purchase warrant issued in connection with the March 2008 financing (1)
4.2	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the March 2008 financing (1)
10.1

Securities Purchase Agreement dated as of March 27, 2008 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (1)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 1, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.

Dated: May 15, 2008	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer (Principal Financial Officer)