Form 10-Q
period 2008-06-30
Telanetix,Inc
filed 2008-08-14
CIK 1277270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File No. 000-51995
TELANETIX, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0622733 (I.R.S. Employer Identification No.)
11201 SE 8th Street, Suite 200 Bellevue, Washington 98004 (Address of principal executive offices)
(858) 362-2250 (Registrant’s telephone number, including area code)
6197 Cornerstone Court E., Suite 108, San Diego, California, 92121
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

As of August 8, 2008, there were 27,626,178 shares of the issuer's common stock outstanding. The common stock is the issuer's only class of stock currently outstanding.

EXPLANATORY NOTE ABOUT RESTATEMENT

As used herein, the “Company,” “Telanetix,” “we,” “us,” or “our” means Telanetix , Inc., a Delaware Corporation, and its wholly-owned subsidiaries.

We have restated herein our condensed consolidated financial statements for the three and six months ended June 30, 2007 to correct errors in such condensed consolidated financial statements and financial information. These errors were attributable to errors in the valuation of warrants issued in connection with our financings in December 2006, and February 2007. More information regarding the impact of the restatements on our condensed consolidated financial statements for the three and six months ended June 30, 2007 is disclosed in Note 3 to the Condensed Consolidated Financial Statements.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$1,096,225	$3,779,821
Accounts receivable, net	2,831,633	2,406,885
Inventory	313,368	230,590
Prepaid expenses and other current assets	665,278	455,577
Total current assets	4,906,504	6,872,873
Property and equipment, net	5,728,841	5,844,421
Goodwill	7,509,469	6,934,304
Purchased intangibles, net	19,783,335	20,953,333
Other assets	1,042,338	738,024
Total assets	$38,970,487	$41,342,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,291,779	$1,897,165
Accrued liabilities	2,706,061	2,618,305
Line of credit	—	503,590
Deferred revenue	847,555	1,018,515
Deferred compensation, current portion	195,319	445,389
Current portion of capital lease obligations	997,545	1,200,989
Convertible debentures, current portion	—	3,670,734
Warrant and beneficial conversion feature liabilities	6,249,283	9,103,923
Total current liabilities	14,287,542	20,458,610
Non-current liabilities
Capital lease obligations, net of current portion	1,233,145	1,433,694
Deferred revenue	139,378	69,700
Convertible debentures, less current portion	17,394,973	1,003,178
Total non-current liabilities	18,767,496	2,506,572
Total liabilities	33,055,038	22,965,182
Stockholders' equity
Preferred stock, $.0001; Authorized:10,000,000; Issued and outstanding: None at June 30, 2008 and 13,000 at December 31, 2007	—	1
Common stock, $.0001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 26,407,383 at June 30, 2008 and 23,079,576 at December 31, 2007	2,641	2,308
Additional paid in capital	30,681,127	39,011,923
Warrants	10,000	10,000
Accumulated deficit	(24,778,319)	(20,646,459)
Total stockholders' equity	5,915,449	18,377,773
Total liabilities and stockholders' equity	$38,970,487	$41,342,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues
Product revenues	$1,554,463	$1,996,023	$2,806,718	$2,413,749
Service revenues	6,444,072	49,050	12,848,578	93,592
Total revenues	7,998,535	2,045,073	15,655,296	2,507,341

Cost of revenues
Cost of product revenues	1,245,696	1,916,349	2,384,657	2,018,400
Cost of service revenues	3,006,204	48,844	6,089,229	88,498
Total cost of revenues	4,251,900	1,965,193	8,473,886	2,106,898
Gross profit	3,746,635	79,880	7,181,410	400,443

Operating expenses
Selling, general and administrative	5,973,945	936,435	10,504,968	2,200,444
Research, development and engineering	1,775,270	208,196	3,044,207	388,903
Depreciation	211,778	19,770	405,197	32,744
Amortization of purchased intangibles	584,998	4,000	1,169,998	4,000
Total operating expenses	8,545,991	1,168,401	15,124,370	2,626,091
Operating loss	(4,799,356)	(1,088,521)	(7,942,960)	(2,225,648)

Other income (expense)
Interest income	9,253	15,104	16,793	22,644
Interest expense	(1,722,850)	(1,023,071)	(2,988,445)	(1,527,051)
Change in fair market value of derivative liabilities	10,941,244	711,412	8,732,752	(3,210,784)
Gain on disposal of fixed assets	—	4,339	—	4,339
Total other income (expense)	9,227,647	(292,216)	5,761,100	(4,710,852)
Net income (loss)	4,428,291	(1,380,737)	(2,181,860)	(6,936,500)
Series A preferred stock dividends, accretion and increase in stated value	(623,761)	—	(3,178,003)	—
Net income (loss) applicable to common stockholders	$3,804,530	$(1,380,737)	$(5,359,863)	$(6,936,500)

Net income (loss) per share - basic	$0.15	$(0.09)	$(0.22)	$(0.44)

Net income (loss) per share – diluted	$0.15	$(0.09)	$(0.22)	$(0.44)

Weighted average shares outstanding – basic	24,667,717	16,203,012	23,950,820	15,887,917

Weighted average shares outstanding - diluted	25,488,770	16,203,012	23,950,820	15,887,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(2,181,860)	$(6,936,500)
Adjustments to reconcile net loss to cash used by operating activities:
Provision for doubtful accounts	109,802	—
Reserve for excess and obsolete inventory	18,685	—
Depreciation	879,879	32,744
Gain (Loss) on disposal of fixed assets	—	(4,339)
Amortization of deferred financing costs	202,573	101,410
Amortization of intangible assets	1,169,998	4,000
Amortization of fair value of stock options	2,229,040	237,419
Amortization of note discounts	2,169,366	1,269,743
Exercise of stock options in lieu of cash severance payments	404,582
Common stock issued for accrued interest	113,561	49,711
Common stock issued for non-registration penalty	—	5,043
Value of warrant issued for finance program agreement	—	596,275
Value of warrants issued as compensation	227,113	—
Change in fair value of warrant and beneficial conversion liabilities	(8,732,752)	3,210,784
Changes in assets and liabilities:
Accounts receivable	(534,550)	197,233
Inventory	(101,463)	100,251
Prepaid expenses and other assets	(249,498)	31,437
Accounts payable and accrued expenses	1,636,822	(539,915)
Deferred revenue	(101,282)	82,268
Net cash used by operating activities	(2,739,984)	(1,562,436)
Cash flows from investing activities:
Purchase of property and equipment	(473,479)	(28,714)
Proceeds from disposal of fixed assets	—	4,900
Cash acquired in acquisition of AVS	—	64,253
Net cash (used) provided by investing activities	(473,479)	40,439
Cash flows from financing activities:
Proceeds from sale of convertible debentures	3,000,000	1,351,000
Deferred financing costs	(175,025)	(81,945)
Proceeds from exercise of warrants	125,000	379,776
Payments on capital leases	(694,813)	—
Payment of notes payable issued to a shareholder	—	(1,300,000)
Payment of convertible debentures	(1,225,295)	—
Payments on line-of-credit	(500,000)	(1,465)
Net cash provided by financing activities	529,867	347,366
Net decrease in cash	(2,683,596)	(1,174,631)
Cash at beginning of the period	3,779,821	3,198,200
Cash at end of the period	$1,096,225	$2,023,569
Supplemental disclosures of cash flow information:
Interest paid	$222,686	$240,565
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$246,103	$—
Convertible debentures exchanged into common stock	$1,054,926	$784,800
Accrued dividends on Series A stock	$394,675	$—
Preferred stock and accrued dividends converted into debentures	$15,344,675	$—
Convertible debentures and accrued interest exchanged into debentures	$10,795,681	$—
Warrant liabilities and beneficial conversion features	$5,878,112	$744,007
Common stock issued in connection with acquisitions	$575,165	$1,253,000
Liabilities assumed in acquisition of AVS	$—	$1,541,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Going Concern

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB of Telanetix, Inc., a Delaware Corporation ( the “Company,” “Telanetix,” “we,” “us,” or “our”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share Based Payments”; the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.

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

We have supported current operations by raising additional operating cash through the private sale of our convertible debentures. This has provided us with the cash flows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the provisions of SFAS No. 162 is not anticipated to materially impact our consolidated financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS No. 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of the provisions of SFAS No. 159 did not materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 changes current practice. SFAS No. 157 became effective for us on January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application to nonfinancial assets and liabilities.

3. Restatement

The Company has restated herein its condensed consolidated financial statements for the three and six months ended June 30, 2007, in accordance with SEC Staff Accounting Bulletin No. 108 to correct errors in such condensed consolidated financial statements that would have a material effect on the financial statements for 2008 if not corrected. The effects of restatement are shown below.

Restated Condensed Consolidated Balance Sheet

June 30, 2007
Convertible debentures, net, current portion (1)	$(547,004)
Warrant liabilities (2)	624,327
Convertible debentures, net, less current portion (1)	(253,039)
Additional paid in capital (1) (2)	456,154
Accumulated deficit (1) (2)	(280,438)
Total	$—

Restated Condensed Consolidated Statements of Operations

	Three months ended June 30, 2007	Six months ended June 30, 2007
Interest expense (1) (2)	$(304,970)	$(437,783)
Change in fair value of warrant liabilities (2)	108,393	157,345
Series A preferred stock dividends and accretion (3)	—	—
Total	$(196,577)	$(280,438)

Restated Condensed Consolidated Statement of Cash Flows

Six months ended
June 30, 2007
Change in net loss for period (1) (2)	$(280,438)
Amortization of note discounts (1)	437,783
Change in fair value of warrant liabilities (2)	(157,345)
Total	$—

(1)	To reflect an increase in note discounts resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(2)	To reflect an increase in warrant liabilities resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(3)	To reflect an increase in Series A preferred stock accretion resulting from the change in value of the warrants issued in connection with the sale of the Series A preferred stock.

4. Securities Exchange Agreement

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the investors in its previous debenture and preferred stock financings under which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the then outstanding debentures and shares of preferred stock of the Company. The debentures issued amend and restate the terms of the previously outstanding debentures. The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million. Also in conjunction with the transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00 per share. The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price.

The Company, with the help of an independent valuation firm, determined that a concession was not granted by the creditors pursuant to Emerging Issues Task Force (“EITF”) No. 02-4, “Determining Whether a Debtor’s Modifications or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15.” The Company determined that the newly issued debentures were not substantially different from the then outstanding debentures in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and accounted for the transaction as a modification of the then outstanding debentures.

See Note 7 – Convertible Debentures, Note 8 – Warrants and Warrant Liabilities, and Note 10 – Preferred Stock and Dividends.

5. Business Combinations

Effective September 14, 2007, the Company acquired AccessLine Holdings, Inc., a Delaware corporation (“AccessLine”), and effective April 1, 2007, the Company acquired all of the stock of two corporations which own all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, “AVS”).

AccessLine

Effective September 14, 2007, the Company acquired AccessLine, a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million. Pursuant to the earn out provisions of the acquisition agreement, the Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction. The first earn out period ended December 31, 2007. In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity. The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved. The increase in goodwill and equity will be recorded in the third fiscal quarter of 2008. There are two additional earn out periods which will terminate on December 31, 2008 and June 30, 2009. The Company may be required to pay up to 1,250,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during those periods.

AVS

Effective April 1, 2007, the Company acquired AVS, which at the time of acquisition was one of the Company’s channel partners. AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1.3 million and acquisition costs of less than $0.1 million for a total of $1.3 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $0.9 million of goodwill, $0.9 million of identifiable intangible assets, and $0.5 million of net tangible liabilities in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to AVS' expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, allow the Company with the ability to provide solutions required for videoconferencing and audio visual needs.

Pro-Forma Information

AccessLine’s and AVS' results are included in the Company's results of operations from the acquisition dates. The unaudited financial information table below summarizes the combined results of operations of the Company, AccessLine and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007. The unaudited pro forma financial information combines the historical results of operations of the Company, AccessLine and AVS for the three and six months ended June 30, 2007 has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Net revenue	$8,267,768	$15,943,230
Net loss applicable to common stockholders	$(5,240,432)	$(14,548,997)
Net loss per share - basic and diluted	$(0.26)	$(0.73)

6. Fair Value Measurements

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

At June 30, 2008, the Company recorded liabilities related to its warrants (See Note 8 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 7 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Description	June 30, 2008
Warrant liabilities	$2,275,949
Beneficial conversion feature liabilities	3,973,334
$6,249,283

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities. The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Condensed Consolidated Statement of Operations.

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2008	$7,410,515	$1,693,408	$9,103,923
Purchases, sales, issuances and settlements	1,519,043	4,359,069	5,878,112
Change in fair market value of warrant and beneficial conversion liabilities	(6,653,609)	(2,079,143)	(8,732,752)
Ending balance June 30, 2008	$2,275,949	$3,973,334	$6,249,283

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and convertible debentures approximate fair value due to their short maturities.

7. Convertible Debentures

As discussed in Note 4 – Securities Exchange Agreement, pursuant to the terms of the Securities Exchange Agreement the Company entered into with certain investors on June 30, 2008, the Company exchanged the outstanding principal balances of the debentures it issued in December 2006, August 2007 and March 2008 for newly issued debentures, the terms of which are discussed below under the heading “June 2008.” Prior to entering into the Securities Exchange Agreement, the conversion prices on the December 2006, August 2007 and March 2008 debentures were reduced to $1.25 per share pursuant to the anti-dilution provisions of such debentures.

As of June 30, 2008, the Company had reserved 20,912,285 shares of common stock for the conversion of the outstanding debentures issued in June 2008.

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

The debentures issued in both private placements were due December 31, 2008. Interest on the debentures accrued at the rate of 6% per annum and was payable quarterly on April 1, July 1, October 1, and December 1, commencing on April 1, 2007, and on each monthly redemption payment date. Monthly redemption payments equaled 1/18th of the principal amount due under each debenture beginning July 1, 2007 and would have continued through December 31, 2008. Monthly redemption payments also included any accrued interest on the portion of the debentures being redeemed. The Company had the right to pay interest and monthly redemption payments in cash, or upon notice to the holders and compliance with certain equity conditions set forth in the debentures, the Company could have paid all or a portion of any such payment in common stock valued at the price equal to the lesser of the then effective conversion price or 85% of the average of the volume weighted average price ("VWAP") per share for the Company's common stock for the ten trading days prior to the payment date or the date that the shares were delivered. The Company had the option, subject to compliance with certain equity conditions, to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount of the debenture plus accrued interest and other charges.

The debentures were convertible at any time at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection. The Company also had the right, subject to compliance with certain equity conditions and certain limitations on the holder's beneficial ownership of common stock, to force conversion if the average of the VWAP for the Company's common stock exceeded 200% of the then effective conversion price for 20 trading days out of a consecutive 30 day trading period.

The debentures imposed certain covenants on the Company, including restrictions against incurring additional indebtedness (other than permitted indebtedness as defined in the debenture), creating any liens on its property (other than permitted liens as defined in the debenture), amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The debentures defined certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. On the occurrence of an event of default, the holders of the debentures had the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses.

The Company also entered into registration rights agreements with the institutional investors in both the December and February private placements, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that were issuable to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144. The Company filed the required registration statements, and they were declared effective in accordance with terms of the registration rights agreement. Because the holders could have sold the underlying stock without volume restrictions under Rule 144, the Company’s registration obligation had terminated.

Prior to the Securities Exchange Agreement, (i) the holders of the debentures issued in December 2006 converted $1.8 million of principal value into 1,187,382 shares of common stock at the original conversion price of $1.54 per share; and (ii) the holders of the debentures issued in February 2007 converted the entire principal balance of $1.5 million into 1,002,598 shares of common stock at the original conversion price of $1.54 per share.

The holders of the debentures issued in December 2006 converted $1.7 million of principal value into the debentures issued in June 2008.

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

The terms of debentures issued in August 2007 were substantially similar to the terms of the debentures issued in December 2006 and February 2007, except as follows: (i) the maturity date of the August 2007 debentures was June 30, 2009; (ii) interest payments commenced on October 1, 2007; and (iii) monthly redemption payments began December 1, 2007 and were to continue through May 1, 2009.

The Company also entered into registration rights agreements with the institutional investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock that would have been issuable to investors upon the conversion of the debentures, payment in kind, and the exercise of the warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders could have sold the underlying common stock without volume restrictions under Rule 144. As a result of the changes made to Rule 144, which were effective February 15, 2008, the Company's obligations under these registration rights agreements terminated as of February 29, 2008. However, if the Company failed to satisfy the public information requirement under Rule 144 and the underlying shares could not be sold because of such failure, the Company, as partial relief for damages to the investors by reason of such inability to sell, agreed to pay the investors cash damages, payable on the date of such failure and on every 30th day thereafter, equal to one percent of the aggregate purchase price paid by such investor under the terms of the August 2007 financing documents.

The holders of the debentures issued in August 2007 converted $5.5 million of principal value into the debentures issued in June 2008.

March 2008

On March 27, 2008, the Company entered into a separate securities purchase agreement with two of the institutional investors that invested in the previous private placements, pursuant to which the Company issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection. The Company refers to this transaction as the March 2008 Private Placement. The March 2008 Private Placement resulted in net proceeds of $2.8 million, after deducting fees and expenses of $0.2 million which were capitalized as deferred financing costs. In addition to the fees and expenses related to the transaction, the Company issued its investment banking firm a warrant to purchase 78,125 shares of common stock at $1.92 per share. The warrant is exercisable immediately and expires in March 2013. The value of the warrant, $67,734, was capitalized as deferred financing costs.

The terms of debentures issued in March 2008 were substantially similar to the terms of the debentures issued in August 2007, except as follows: (i) the maturity date of the March 2008 debentures was April 30, 2010; and (ii) monthly redemption payments began October 1, 2008 and were to continue through March 1, 2010.

The holders of the debentures issued in March 2008 converted $3.4 million of principal value into the debentures issued in June 2008.

June 2008

On June 30, 2008, the Company entered into a Securities Exchange Agreement, See Note 4 – Securities Exchange Agreement, with the holders of all of the then outstanding debentures and shares of preferred stock of the Company, pursuant to which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the currently outstanding debentures and shares of preferred stock of the Company. The debentures issued amend and restate the terms of the previously outstanding debentures held by the investors.

The following summarizes the terms of the debentures issued in June 2008:

Term. The debentures are due and payable on June 30, 2014.

Interest. Interest accrues at the rate of 12.0% per annum and is payable monthly, commencing on August 1, 2008.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. The Company has the right to make interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, the Company can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share of the common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

Early Redemption. The Company has the right to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debentures the Company must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. The Company agreed to honor any notices of conversion received from a holder before the pay off date of the debentures.

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection.

Forced Conversion. Subject to compliance with certain equity conditions, the Company also has the right to force conversion if the VWAP for its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject the Company meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion.

Covenants. The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses. As of the date of this report, the Company is in compliance with the covenants described above.

Security. The debentures the Company issued are secured by all of our assets under the terms of the amended and restated security agreement we and our subsidiaries entered into with the holders of the June 2008 debentures, which amends and restates the security agreement we and the holders entered into in connection with our August 2007 financing. Each of our subsidiaries also entered into guarantees in favor of the Investors, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the debentures and related agreements.

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014. See Note 4 – Securities Exchange Agreement.

       The following table summarizes information relative to the outstanding debentures at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Convertible debentures	$26,140,356	$9,506,307
Less unamortized discounts:
Original issue discount – 12.5%	(960,849)	(930,127)
Detachable warrants discount	(2,526,308)	(2,251,931)
Beneficial conversion feature discount	(5,258,226)	(1,650,337)
Convertible debentures, net of discounts	17,394,973	4,673,912
Less current portion	—	(3,670,734)
Convertible debentures, long term portion	$17,394,973	$1,003,178

The convertible debentures outstanding at June 30, 2008 are due June 30, 2014.

The Company determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $0.5 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $0.8 million to the debt discount and the fair value of the Company's common stock of $2.49 per share. After the allocation of proceeds between the debentures and warrants were made, a conversion price of $1.583 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.907, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.583, represented the beneficial value per share. This beneficial value was applied to the total shares into which the debentures were convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants are recognized as additional interest expense over the term of the related debentures.

The Company determined that the convertible debentures issued in August 2007 had a non-cash beneficial conversion feature of $1.8 million. The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $2.4 million to the debt discount and the fair value of the Company's common stock of $3.60 per share. After the allocation of proceeds between the debentures and warrants were made, a conversion price of $2.692 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible. The calculated amount of $0.908, the difference of the fair value of the common stock of $3.60 and the effective conversion price of $2.692, represented the beneficial value per share. This beneficial value was applied to the total shares into which the debentures were convertible to calculate the beneficial conversion feature. The discounts on account of the beneficial conversion feature and fair value of the warrants are recognized as additional interest expense over the term of the related debentures.

The Company determined that the convertible debentures issued in March 2008 had a non-cash beneficial conversion feature of $1.1 million. The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.53 per share) at the issuance date. The discounts on account of the beneficial conversion feature and fair value of the warrants are recognized as additional interest expense over the term of the related debentures.

The Company determined that the convertible debentures issued in June 2008 had a non-cash beneficial conversion feature of $4.0 million. The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.19 per share) at the issuance date. In connection with the Securities Exchange Agreement, the Company reduced the beneficial conversion feature discount on the debentures issued in June 2008 by $0.8 million to reclassify the remaining beneficial conversion liabilities related to the previously issued debentures. The discounts on account of the beneficial conversion feature will be recognized as additional interest expense over the term of the related debentures.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, and at June 30, 2008 and December 31, 2007, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion. At December 31, 2006 and each of the quarterly reporting periods in 2007, the Company determined the conversion feature was not an embedded derivative that needed to be bifurcated based on the factors at each period. The Company’s conclusion changed at December 31, 2007 due to the decline in the stock price and the Company’s need to raise additional funds to continue operations.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at June 30, 2008 and December 31, 2007. This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At June 30, 2008 and December 31, 2007, the Company recorded beneficial conversion liabilities of $4.0 million and $1.7 million, respectively. For the three months and six months ended June 30, 2008, the Company recognized other income in the Consolidated Statements of Operations of $2.1 million in each period related to the change in fair market value of the beneficial conversion liabilities.

8. Warrants and Warrant Liabilities

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

Through June 30, 2008, 410,000 of the warrants issued in December 2006 have been exercised for cash at $1.69 per share. None of the other warrants discussed above have been exercised as of June 30, 2008.

Prior to the Securities Exchange Agreement, the exercise prices of the warrants discussed above were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share. The number of shares of common stock underlying the warrants remained at 11,205,809. The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above. See Note 4 – Securities Exchange Agreement.

Pursuant to SFAS No. 133 and EITF No. 00-19, the fair value of the warrants at the issuance was recorded as a warrant liability because the exercise price of the warrants can adjust if the Company subsequently issues common stock at a lower price and it is possible for the Company to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of warrants was estimated at the issuance dates and revalued at June 30, 2008, using the Monte Carlo model discussed in Note 7 – Convertible Debentures, above. The change in fair value of the warrants for the three months and six months ended June 30, 2008 of $8.8 million and $6.6 million, respectively, were reported as other income in the Condensed Consolidated Statement of Operations.

The warrant liability related to the warrants issued in the Company's private placements totals $2.3 million and $7.4 million at June 30, 2008 and December 31, 2007, respectively. The beneficial conversion liability related to the debentures outstanding at June 30, 2008 totals $4.0 million at June 30, 2008, and the beneficial conversion liability related to the Company’s private placements in 2007 totaled $1.7 million at December 31, 2007.

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

On March 26, 2008, the Company issued a warrant to purchase 200,000 shares of common stock at $1.73 per share to a financial and marketing consulting firm in connection with a client service agreement. The warrant has a five year term, 50% of the shares are immediately exercisable, and the remaining 50% are exercisable in June 2008. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.61%, volatility factor of 65.5%, contractual term and expected term of 5 years. The fair value of the warrant was $0.2 million, the Company recognized $0.1 million as expense during the three months ended March 31, 2008, and recognized the remaining $0.1 million during the three months ended June 30, 2008. The expense related to the warrant is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

On March 27, 2008, the Company issued an immediately exercisable warrant to purchase 78,125 shares of common stock at $1.92 per share to its investment bankers in connection with the March 2008 financing transaction. The warrant has a five year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.61%, volatility factor of 65.5%, contractual term and expected term of 5 years. The fair value of the warrant was $0.1 million, and was capitalized to deferred financing costs and is being amortized to interest expense over the life of the related debentures using the effective interest method.

On May 31, 2008, the Company issued an immediately exercisable warrant to purchase 105,000 shares of common stock at $1.25 per share to a public relations consultant. The warrant has a five year term, and was accounted for as an equity issuance in the financial statements. The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 3.4%, volatility factor of 63.9%, contractual term and expected term of 5 years. The fair value of the warrant was less than $0.1 million, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The following table summarizes warrant activity for the six months ended June 30, 2008:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2007	3,837,929	$3.38
Issued	8,093,789	1.35
Exercised	(100,000)	1.25
Expired	(200,000)	1.80
Balance – June 30, 2008	11,631,718	$1.03

The following table summarizes information about warrants outstanding at June 30, 2008:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$1.00	11,205,809	4.16
$1.25	105,000	4.92
$1.73	200,000	4.74
$1.92	78,125	4.74
$3.52	12,784	2.11
$4.00	30,000	4.63
	11,631,718

As of June 30, 2008, the Company had reserved 11,631,718 shares of common stock for the exercise of the outstanding warrants.

9. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July 2008. As of June 30, 2008, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

Communications Assistance for Law Enforcement Act

On August 5, 2005, the Federal Communications Commission, or FCC, unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007. The Company engaged a third party to help it develop a solution to be CALEA compliant. In February 2007, the Company notified the FCC that it did not expect to have a CALEA compliant solution completed by May 14, 2007, but that it instead expected to have the development complete by September 1, 2007. The Company’s formal CALEA compliance testing with the third party was completed on September 28, 2007. Currently, the Company’s CALEA solution is fully deployed in its network. However, the Company could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if the Company fails to comply with, any current or future CALEA obligations.

Universal Service Fund

In June 2006, the FCC concluded that VoIP providers must contribute to the Universal Service Fund, or USF. The FCC established a contribution safe harbor percentage of 64.9% of total VoIP service revenue. Alternatively, VoIP providers are permitted to calculate their contribution based on FCC pre-approved traffic studies. The Company began contributing to the USF on October 1, 2006 using the 64.9% safe harbor. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can the Company determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges.

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

Other

In connection with its acquisition of AccessLine, the Company may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction. The first earn out period ended December 31, 2007. In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity. The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved. The increase in goodwill and equity will be recorded in the third fiscal quarter of 2008.There are two additional earn out periods which will terminate on December 31, 2008 and June 30, 2009. The Company may be required to pay up to 1,250,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during those periods.

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

10. Preferred Stock and Dividends

Pursuant to terms of the Company’s Series' A preferred stock (the Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $1.95 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company recorded a dividend of $1.95 million during the six months ended June 30, 2008 related to the increase in stated value of the Series A Stock.

The Company accrued dividends payable of $0.2 million and $0.4 million, respectively, for the three months and six months ended June 30, 2008.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.95 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008. See Note 4 – Securities Exchange Agreement. As of June 30, 2008, the Company has no shares of preferred stock issued or outstanding.

11. Stock Based Compensation

Stock Option Plan

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; these option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares.

A summary of option activity under the 2005 Plan as of June 30, 2008, and changes during the six months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2007	6,206,222	$1.83
Granted	617,500	1.19
Exercised	(1,712,095)	0.30
Forfeited or expired	(58,000)	4.18
Outstanding at June 30, 2008	5,053,627	$2.24

The options outstanding and currently exercisable by exercise price at June 30, 2008 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.20 to 1.12	1,859,168	6.02	$0.59	1,284,168	4.31	$0.35
$2.15 to 2.55	2,028,959	8.61	$2.54	780,959	7.35	$2.55
$3.50	535,000	6.01	$3.50	527,708	5.98	$3.50
$5.05 to 5.17	630,500	8.75	$5.06	45,000	8.93	$5.17
	5,053,627	7.40	$2.24	2,637,835	5.62	$1.71

As of June 30, 2008 and December 31, 2007, 2,637,835 and 2,968,055 outstanding options were exercisable at an aggregate average exercise price of $1.71 and $0.38, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2008 was $0.2 million.

As of June 30, 2008, total compensation cost related to nonvested stock options not yet recognized was $2.8 million, which is expected to be recognized over the next 3.19 years on a weighted-average basis.

Valuation and Expense Information Under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. The following table summarizes stock-based compensation expense recorded under SFAS No. 123(R) for the three months and six months ended June 30, 2008 and 2007, and its allocation within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of product revenues	$18,788	$20,420	$36,513	$20,420
Selling, general and administrative	1,465,452	151,424	1,705,011	177,882
Research and development	420,147	26,589	487,516	39,117
Stock based compensation included in operating expenses	1,885,599	178,013	2,192,527	216,999
Stock-based compensation expense related to employee equity awards	$1,904,387	$198,433	$2,229,040	$237,419

Stock-based compensation expense for the three months and six months ended June 30, 2008 includes $1.4 million of expense in each period related to accelerated vesting and option modifications for former officers of the Company.

Valuation Assumptions:

Prior to January 1, 2008, the Company estimated the fair value of stock options using the Black Scholes option pricing model, and beginning January 1, 2008, the Company estimated the fair value of stock options using a binomial lattice model, all consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2008 and 2007 was $0.62 per share and $2.36 per share, respectively. The fair value of each option is estimated on the date of grant using the valuation models discussed above and is recognized as expense using the straight-line method over the requisite service period:

	June 30,
	2008	2007
Expected volatility	63.9% to 65.5%	60.7 % to 58.8%
Risk-free interest rate	3.9% to 3.5%	4.5% to 4.7%%
Expected dividends	—	—
Expected life (yrs)	6.1 to 9.3	6.08

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

12. Computation of Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised. The calculation of diluted net income (loss) per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company's weighted average shares of common stock outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive, except for the three months ended June 30, 2008 when dilutive common stock equivalents of 821,053 are included.

The Company has the following dilutive common stock equivalents as of June 30, 2008 and 2007 which were excluded from the six month calculation because their effect is anti-dilutive.

	June 30
	2008	2007
Convertible Debentures	20,912,285	2,867,755
Stock Options	5,053,627	4,506,056
Warrants	11,631,718	1,949,280
Total	37,597,630	9,323,091

13. Business Segment Information

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

Segment Data

Financial information for each reportable segment is as follows as of the fiscal quarters ended June 30, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$1,607,797	$6,390,738	$7,998,535
Gross profit	$333,682	$3,412,953	$3,746,635
Gross profit %	20.75%	53.40%	46.84%
Operating loss	$(3,644,230)	$(1,155,126)	$(4,799,356)

Total assets	$5,098,077	$33,872,410	$38,970,487

2007
Revenues	$2,045,073	$—	$2,045,073
Gross profit	$79,880	$—	$79,880
Gross profit %	3.91%	n/a	3.91%
Operating loss	(1,088,521)	—	(1,088,521)

Total assets	$5,479,085	$—	$5,479,085

Financial information for each reportable segment is as follows as of the six months ended June 30, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$2,971,732	$12,683,564	$15,655,296
Gross profit	$468,739	$6,712,671	$7,181,410
Gross profit %	15.77%	52.92%	45.87%
Operating loss	$(5,672,521)	$(2,270,439)	$(7,942,960)

Total assets	$5,098,077	$33,872,410	$38,970,487

2007
Revenues	$2,507,341	$—	$2,507,341
Gross profit	$400,443	$—	$400,443
Gross profit %	15.97%	n/a	15.97%
Operating loss	(2,225,648)	—	(2,225,648)

Total assets	$5,479,085	$—	$5,479,085

Segment revenues consist of sales to external customers in the United States. Segment gross margin includes all segment revenues less the related cost of sales. Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months and six months ended June 30, 2008, one customer accounted for 12% and 0% of the Video Solutions segment net revenues, respectively, and one customer accounted for 15% and 15% of the Voice and Network Solutions segment net revenues, respectively. For the three and six months ended June 30, 2007, three customers accounted for 61% and four customers accounted for 59% of the Video Solutions segment net revenues, respectively.

At June 30, 2008, one customer accounted for 11% of gross accounts receivable in the Video Solutions segment and one customer accounted for 17% of gross accounts receivable in the Voice and Network Solutions segment. At June 30, 2007, two customers accounted for 60% of gross accounts receivable in the Video Solutions segment.

14. Related party transactions

In March 2007, the Company entered into an agreement with Aequitas Capital Management, Inc. (“Aequitas Capital”), in order to provide prospective customers with a leasing alternative for the Company’s telepresence videoconferencing systems. At the time the parties entered into this agreement, Aequitas Capital beneficially owned five percent or more of the Company’s then outstanding common stock, but currently does not. In connection with this agreement, the Company issued Aequitas Capital an immediately exercisable warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Under the terms of the agreement with Aequitas Capital, qualifying customers will be able to lease one of the Company’s telepresence videoconferencing systems through private label leasing provided by Aequitas Capital. Once the qualifying customer accepts the terms and conditions of the approved leasing arrangement and executes the documents, the Company will sell the telepresence videoconferencing system to Aequitas Capital who in turn will lease it to the customer on the terms and conditions agreed to by Aequitas Capital and the customer. The Company agreed to provide Aequitas Capital with a right of first refusal for providing prospective customers with this type of the leasing arrangement.

Also, during the six months ended June 30, 2007, the Company sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million. There were no sales to this company in 2008.

15. Subsequent Events

In July 2008, the Company entered into a consulting agreement with Salzwedel Financial Communications (“SFC”), pursuant to which SFC will provide investor communication and public relation services through January 2009. The Company agreed to issue 1.2 million shares of its common stock to SFC and to pay SFC $6,000 per month as remuneration under the consulting agreement.

In July 2008, the Company issued 529,252 shares of common stock pursuant to the earn out provisions of the merger agreement related to the AccessLine acquisition.

In August 2008, the Company entered into a separate debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which the Company issued a senior secured convertible debenture with a principal amount of $2.0 million, along with five year warrants to purchase 608,000 shares of common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection. The rights and obligations of the investor and of the Company with respect to the debenture and the underlying common shares are identical to the debentures and underlying common shares issued pursuant to the Securities Exchange Agreement dated June 30, 2008. The rights and obligations of the investor and of the Company with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers signatory thereto. See Note 4 – Securities Exchange Agreement, Note 7 – Convertible Debentures, and Note 8 – Warrants and Warrant Liabilities.

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

Our AccessLine subsidiary provides customers with a range of business phone services and applications. At the core of AccessLine's business phone services are their software components, all of which are developed internally and loaded on standard commercial grade servers. AccessLine's phone service can be delivered with a variety of hosted features configured to meet the application needs of the customer. By delivering business phone service to the market in this manner, AccessLine offers flexibility to customers and can serve a variety of business sizes.

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

Through our Digital Presence TM product line we provide our customers with a complete system for telepresence video conferencing. The core of our system is our software components—video and audio encoder and decoders, call signaling and bandwidth management--all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. A Digital Presence system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements. Our channel partners and our subsidiary, AVS, act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

History

We were a development stage company through 2005. We completed the development of our initial telepresence solution and commenced sales of that product in 2005. In 2006 we focused our business efforts on developing our channel partner relationships and we secured our first significant telepresence customer accounts. In April 2007, we acquired AVS, which at the time was one of our channel partners who distributed our telepresence systems and related solutions in New York, New Jersey and nearby regions of the United States. With this acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring telepresence and audio-visual systems and products. We entered the VOIP voice and network services market in September 2007, with our acquisition of AccessLine, Inc.

Recent Developments

At present, our overriding objective is to achieve operating profitability. To that end, during the second quarter and through the period of this report, we undertook substantial initiatives to increase sales, increase market share with new product offerings, reduce operating expenses, secure additional working capital, and recapitalize our short term debt. These initiatives included the following:

•	Partnered with Costco to provide new Digital Phone and service to SOHO business customers
•	Retained former Accord executive to management telepresence sales and distribution
•	Established Anew Communication Technology as telepresence distributor in 12 western states
•	Released upgrades to telepresence for enhanced HD and improved interoperability with legacy systems
•	Consolidated business units and reduced operating expenses
•	Secured $2.8 million of additional working capital through convertible debenture raise
•	Restructured short term debt and preferred stock to 6 year interest only convertible debenture.

Costco Wholesale®, a national and international operator of membership warehouses has partnered with us in the launch of a new VOIP product. Under this arrangement we are offering a combined business phone service and business phone system package to Costco's Membership, targeted at members running small businesses with five or fewer employees. This segment represents over 60% of all registered businesses in the U.S. To simplify the purchase process for Costco Members, AccessLine Digital Phone Service is a complete package; it comes with a cutting-edge phone system, complete with all necessary phones, bundled with the phone service itself. The package is packed with features that make the whole purchase and installation process easy for the Costco business member, such as an equipment installment purchase plan rather than a large upfront charge, one point of contact rather than dealing with a service provider and an equipment provider, plug and play installation, and service quality monitoring.

Mr. J.D. Vaughn, a senior telepresence industry executive, joined us recently as our Vice President of Worldwide Telepresence Sales. Prior to joining us, Mr. Vaughn served in leadership roles at companies including Accord Networks, Polycom, AT&T, and PictureTel.

During the quarter we entered into an agreement with Anew Communications Technology, Inc., a sales and marketing manufacturer representative firm concentrating on the Commercial Audio Visual Market and Digital Signage Applications. Under the terms of the agreement, Anew will provide sales representation for our telepresence video products in California, Oregon, Washington, Arizona, Nevada, New Mexico, Colorado, Wyoming, Utah, Montana, Idaho and Alaska.

We completed the 3.4.3 updates to our telepresence Digital Presence software. The release extends greater support for high definition (HD) video to the entire Digital Presence product line, and further improves video quality in both standard definition (SD) and HD use scenarios. It also includes enhanced interoperability with legacy videoconferencing systems that use the H.363 call signaling standard.

We are aggressively evaluating and reducing our operating expenses at all levels of the organization. We've consolidated certain of our business units and reduced headcount throughout our organization, including executive and mid level management. We incurred $1.8 million in severance and termination expenses during the quarter associated with these reductions.

At the end of March 2008 we completed a convertible debenture financing transaction that resulted in net proceeds to us of $2.8 million.

In June 2008 we restructured all $10.8 million of our outstanding convertible promissory notes and all $15.3 million of our preferred stock into six year, interest only, non-amortizing debentures in an aggregate principal amount of $26.1 million. The significantly lowers debt service requirements for the next six years, by extending the term for payment, securing a fixed interest rate, and removing the ratchet provision for monthly payments made in common stock. See "Recent Financings" below.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under SFAS No. 123(R), the valuation of warrants and conversion features; and other contingencies. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

The Company’s telepresence products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and all related interpretations.

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

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Our business operates in two segments: Video Solutions and Voice and Network Solutions. Our Video Solutions segment includes our telepresence solutions and other supporting audio-visual applications. Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and telepresence network services.

Revenues, Cost of Revenues and Gross Profit

	Three months ended June 30, 2008			Three months ended June 30, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$1,554,463	$—	$1,554,463	$1,996,023	$—	$1,996,023	$(441,560)	$—	$(441,560)
Services	53,334	6,390,738	6,444,072	49,050	—	49,050	4,284	6,390,738	6,395,022
	1,607,797	6,390,738	7,998,535	2,045,073	—	2,045,073	(437,276)	6,390,738	5,953,462

Cost of revenues:
Product	1,245,696	—	1,245,696	1,916,349	—	1,916,349	(670,653)	—	(670,653)
Services	28,419	2,977,785	3,006,204	48,844	—	48,844	(20,425)	2,977,785	2,957,360
	1,274,115	2,977,785	4,251,900	1,965,193	—	1,965,193	(691,078)	2,977,785	2,286,707

Gross profit	$333,682	$3,412,953	$3,746,635	$79,880	$—	$79,880	$253,802	$3,412,785	$3,666,755

Gross profit %	20.75%	53.40%	46.84%	3.91%	n/a	3.91%

Net revenues for the three months ended June 30, 2008 were $8.0 million, an increase of $6.0 million, or 291%, over the same period in 2007. Net revenues in our Video Solutions segment decreased $0.4 million primarily as a result of our product mix during the period. Net revenues in our Voice and Network Solutions segment increased $6.4 million as a result of our acquisition of AccessLine in September 2007.

For the three months ended June 30, 2008, one customer accounted for 12% of our Video Solutions segment net revenues, and one customer accounted for 15% of our Voice and Network Solutions segment net revenues. For the three months ended June 30, 2007, three customers accounted for 61% of our Video Solutions segment net revenues.

Cost of revenues for the three months ended June 30, 2008 were $4.3 million, an increase of $2.3 million, or 116%, over the same period in 2007. Cost of revenues in our Video Solutions segment decreased $0.7 million in line with our decreased revenue. Cost of revenues in our Voice and Network Solutions segment increased $3.0 million as a result of our acquisition of AccessLine in September 2007.

Gross profit for the three months ended June 30, 2008 was $3.7 million, an increase of $3.7 million, or 4,590%, over the same period in 2007. Gross profit in our Video Solutions segment increased $0.3 million primarily as a result of our product mix during the period. Gross profit in our Voice and Network Solutions segment increased $3.4 million as a result of our acquisition of AccessLine in September 2007.

Gross profit percentage was 46.8% for the three months ended June 30, 2008 compared to 3.91% in the same period in 2007. Gross profit percentage for our Video Solutions segment was 20.75% for the three months ended June 30, 2008 compared to 3.91% in the same period in 2007, and the decrease is a result of the lower gross margins on our product mix during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 were $6.0 million, an increase of $5.0 million or 538%, over the same period in 2007. Selling, general and administrative expenses increased $0.4 million as a result of our acquisition of AVS in April 2007 and $2.8 million as a result of our acquisition of AccessLine in September 2007. Additional increases in selling, general and administrative expenses for the three months ended June 30, 2008 were $1.3 million in severance costs, $0.4 million for stock based compensation related to our stock option grants, and $0.1 in warrant compensation to consultants.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended June 30, 2008 were $1.8 million, an increase of $1.6 million or 752%, over the same period in 2007. Research, development and engineering expenses increased $1.1 million as a result of our acquisition of AccessLine in September 2007. The additional increase in research, development and engineering expenses for the three months ended June 30, 2008 was $0.5 million in severance costs.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2008 was $0.2 million, an increase of $0.2 million or 971%, over the same period in 2007. We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased primarily as a result of recording depreciation expense on the assets acquired.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense for the three months ended June 30, 2008 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $1.7 million, an increase of $0.7 million or 68.40%, over the same period in 2007. Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases. Interest expense increased in 2008 primarily as a result of the increased outstanding debenture balances during the period.

The debentures we issued in December 2006 and February 2007 had an original face value aggregating $5.2 million. The debentures we issued in August 2007 had an original face value aggregating $8.0 million. The debentures we issued in March 2008 had an original face value aggregating $3.4 million. The interest rate on such debentures was 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures. We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged the outstanding debentures we issued in December 2006, August 2007 and March 2008 for new debentures with an aggregate face value of $26.1 million that bear interest at 12%. We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures. The unamortized discounts and deferred financing costs at June 30, 2008 related to the financing transactions in December 2006, August 2007 and March 2008 will be amortized to interest expense in future periods over the term of the newly issued debentures, or six years.

Assuming the debenture balance of $26.1 million is not prepaid before maturity and interest payments are made in cash, we anticipate paying $19.2 million in interest expense on these debentures through maturity in June 2014. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock. We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted. See "Recent Financings," below.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007 and March 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

At each reporting period we assess the then outstanding convertible debentures under SFAS No. 133, and at December 31, 2007 and June 30, we determined that the beneficial conversion feature represented an embedded derivative liability. Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The originally issued convertible debentures contained embedded derivative features, which were accounted for at fair value as a compound embedded derivative up to the date of the Securities Exchange Agreement and December 31, 2007. This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put. We recorded the change in fair market values of the embedded derivative features of $2.1 million as non-operating income in the Condensed Consolidated Statement of Operations.

The June 2008 debentures contain embedded derivative features, which were accounted for at fair value as a compound embedded derivative at June 30, 2008. This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The fair value of the then outstanding warrants was estimated at December 31, 2007 and June 30, 2008. For the three months ended June 30, 2008, we recorded non-operating income of $8.8 million in the Condensed Consolidated Statement of Operations for the decrease in the fair value of the warrants. The decrease in fair value of the warrant liabilities is primarily attributable to the decrease in the market price of our common stock.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Revenues, Cost of Revenues and Gross Profit

	Six months ended June 30, 2008			Six months ended June 30, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$2,806,718	$—	$2,806,718	$2,413,749	$—	$2,413,749	$392,969	$—	$392,969
Services	165,014	12,683,564	12,848,578	93,592	—	93,592	71,422	12,683,564	12,754,986
	2,971,732	12,683,564	15,655,296	2,507,341	—	2,507,341	464,391	12,683,564	13,147,955

Cost of revenues:
Product	2,384,657	—	2,384,657	2,018,400	—	2,018,400	366,257	—	366,257
Services	118,336	5,970,893	6,089,229	88,498	—	88,498	29,838	5,970,893	6,000,731
	2,502,993	5,970,893	8,473,886	2,106,898	—	2,106,898	396,095	5,970,893	6,366,988

Gross profit	$468,739	$6,712,671	$7,181,410	$400,443	$—	$400,443	$68,296	$6,712,671	$6,780,967

Gross profit %	15.77%	52.92%	45.87%	15.97%	n/a	15.97%

Net revenues for the six months ended June 30, 2008 were $15.7 million, an increase of $13.1 million, or 524%, over the same period in 2007. Net revenues in our Video Solutions segment increased $0.5 million primarily as a result of our acquisition of AVS in April 2007. Net revenues in our Voice and Network Solutions segment increased $12.7 million as a result of our acquisition of AccessLine in September 2007.

For the six months ended June 30, 2008, no single customer accounted for more than 10% of our Video Solutions segment net revenues, and one customer accounted for 15% of our Voice and Network Solutions segment net revenues. For the six months ended June 30, 2007, four customers accounted for 59% of our Video Solutions segment net revenues.

Cost of revenues for the six months ended June 30, 2008 were $8.5 million, an increase of $6.4 million, or 302%, over the same period in 2007. Cost of revenues in our Video Solutions segment increased $0.4 million primarily as a result of our acquisition of AVS in April 2007. Cost of revenues in our Voice and Network Solutions segment increased $6.0 million as a result of our acquisition of AccessLine in September 2007.

Gross profit for the six months ended June 30, 2008 was $7.2 million, an increase of $6.8 million, or 1,693%, over the same period in 2007. Gross profit in our Video Solutions segment increased $0.1 million primarily as a result of our product mix during the period. Gross profit in our Voice and Network Solutions segment increased $6.7 million as a result of our acquisition of AccessLine in September 2007.

Gross profit percentage was 45.87% for the six months ended June 30, 2008 compared to 15.97% in the same period in 2007. Gross profit percentage for our Video Solutions segment was 15.77% for the six months ended June 30, 2008 compared to 15.97% in the same period in 2007, and the decrease is a result of the lower gross margins on our product mix during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 were $10.5 million, an increase of $8.3 million or 377%, over the same period in 2007. Selling, general and administrative expenses increased $0.6 million as a result of our acquisition of AVS in April 2007 and $5.4 million as a result of our acquisition of AccessLine in September 2007. Additional increases in selling, general and administrative expenses for the six months ended June 30, 2008 were $1.3 million in severance costs, $0.7 million for stock based compensation related to our stock option grants, $0.5 million for legal and accounting fees related to our corporate filings, and $0.2 million for investor relations services and $0.2 million for warrant compensation to consultants. In 2007, we recorded $0.6 million in expense related to the issuance of a warrant related to our lease financing program, and we had no such expense in 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the six months ended June 30, 2008 were $3.0 million, an increase of $2.7 million or 683%, over the same period in 2007. Research, development and engineering expenses increased $2.2 million as a result of our acquisition of AccessLine in September 2007. The additional increase in research, development and engineering expenses for the six months ended June 30, 2008 was $0.5 in severance costs.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2008 was $0.4 million, an increase of $0.4 million or 1,137%, over the same period in 2007. We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased primarily as a result of recording depreciation expense on the assets acquired.

Amortization of Purchased Intangibles

We recorded $1.2 million of amortization expense for the six months ended June 30, 2008 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for 2008 was $3.0 million, an increase of $1.5 million or 95.7%, over 2007. Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases. Interest expense increased in 2008 primarily as a result of the increased outstanding debenture balances during the period.

The debentures we issued in December 2006 and February 2007 had an original face value aggregating $5.2 million. The debentures we issued in August 2007 had an original face value aggregating $8.0 million. The debentures we issued in March 2008 had an original face value aggregating $3.4 million. The interest rate on such debentures was 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures. We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged the outstanding debentures we issued in December 2006, August 2007 and March 2008 for new debentures with an aggregate face value of $26.1 million that bear interest at 12%. We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures. The unamortized discounts and deferred financing costs at June 30, 2008 related to the financing transactions in December 2006, August 2007 and March 2008 will be amortized to interest expense in future periods over the term of the newly issued debentures, or six years.

Assuming the debenture balance of $26.1 million is not prepaid before maturity and interest payments are made in cash, we anticipate paying $19.2 million in interest expense on these debentures through maturity in June 2014. In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock. We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted. See " Recent Financings," below.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007 and March 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

At each reporting period we assess the then outstanding convertible debentures under SFAS No. 133, and at December 31, 2007 and June 30, we determined that the beneficial conversion feature represented an embedded derivative liability. Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The originally issued convertible debentures contained embedded derivative features, which were accounted for at fair value as a compound embedded derivative up to the date of the Securities Exchange Agreement and December 31, 2007. This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at the Company’s election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put. We recorded the change in fair market values of the embedded derivative features of $2.1 million as non-operating income in the Condensed Consolidated Statement of Operations.

The June 2008 debentures contain embedded derivative features, which were accounted for at fair value as a compound embedded derivative at June 30, 2008. This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The fair value of the then outstanding warrants was estimated at December 31, 2007 and June 30, 2008. For the six months ended June 30, 2008, we recorded non-operating income of $6.6 million in the Condensed Consolidated Statement of Operations for the decrease in the fair value of the warrants. The decrease in fair value of the warrant liabilities is primarily attributable to the decrease in the market price of our common stock.

Liquidity and Capital Resources

Our cash balance as of June 30, 2008 was $1.1 million. At that time, we had accounts receivable of $2.8 million and a working capital deficit of $9.4 million, which includes warrant and beneficial conversion liabilities of $6.2 million.

Cash used in operations during the six months ended June 30, 2008 was $2.7 million. This was primarily the result of a net loss of $2.2 million which was offset by the following non-cash charges: stock compensation expense of $2.2 million; amortization of note discounts of $2.2 million; amortization of intangible assets of $1.2 million; depreciation expense of $0.9 million (which includes depreciation expense of $0.5 million in cost of sales); non-cash severance payments of $0.4 million; and expenses related to warrant grants of $0.2 million. The change in fair value of warrant and beneficial conversion liabilities of $8.7 million decreased our cash used in operations. The net change in our assets and liabilities of $0.7 million increased our cash used in operations.

Net cash used by investing activities during the six months ended June 30, 2008 was $0.5 million, which consists of purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $0.5 million consisting of the following: (i) net proceeds from our March 2008 financing of $2.8 million, and proceeds from the exercise of warrants of $0.1 million; less (ii) payments we made of $1.2 million on our debentures, $0.7 million on our capital leases, and $0.5 million to pay off our line-of-credit balance. As of the date of this report, we have no line-of-credit facilities.

Since inception we have financed substantially all of our operating capital requirements from the sale of debt and equity securities. At June 30, 2008 we had outstanding debentures in the face amount of $26.1 million. See "Recent Financings" below. We do not have any credit facility or working capital line of credit available to us at this time. The debentures are secured by a first priority lien on substantially all of our assets. In addition, the debentures impose substantial restrictions on us, including restrictions that prohibit us from incurring additional indebtedness or granting additional liens in our assets.

Our revenues have increased substantially with the AccessLine acquisition, and the growth of our telepresence business. For the long term, we are looking for an increase in positive cash flow from operations, reducing our need for external capital.

We do not believe our cash reserves at June 30, 2008 are sufficient to maintain operations for the long term and we plan to raise additional capital by selling equity or debt securities. Any future financing may involve substantial dilution to existing investors. There are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available to us on favorable terms or at all. If we are not able to obtain adequate financing, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are able to secure financing in the short term, we may need additional financing thereafter until we achieve profitability.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We have supported current operations by raising additional operating cash through the private sale of our preferred stock and convertible debentures. This has provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

Recent Financings

On June 30, 2008, we entered into a Securities Exchange Agreement with the holders of all of our then outstanding debentures and shares of preferred stock, pursuant to which we issued six-year, interest only debentures due June 30, 2014 in exchange for all of our then currently outstanding debentures and shares of preferred stock. The debentures issued amend and restate the terms of the previously outstanding debentures held by the investors.

In this report we may refer to the debentures we issued in June 2008 as our June 2008 debentures. A summary of the terms of our June 2008 debentures is set forth below. Such summary is qualified by reference to a copy of the June 2008 debentures which is filed as an exhibit to our Form 8-K filed with the Securities and Exchange Commission, or SEC, on July 1, 2008.

Term. The debentures are due and payable on June 30, 2014.

Interest. Interest accrues at the rate of 12.0% per annum and is payable monthly, commencing on August 1, 2008.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. We have the right to make interest payments in cash or, upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

Early Redemption. We have the right to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debentures we must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection.

Forced Conversion. Subject to compliance with certain equity conditions, we also have the right to force conversion if the VWAP for our common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject our meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

Covenants. The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

Security. The debentures we issued are secured by all of our assets under the terms of the amended and restated security agreement we and our subsidiaries entered into with the investors, which amends and restates the security agreement we and the Investors entered into in connection with our August 2007 financing. Each of our subsidiaries also entered into guarantees in favor of the Investors, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the debentures and related agreements.

In connection with the June 2008 transaction described above, the exercise price of all of the warrants to purchase shares of our common stock held by the Investors was reduced to $1.00 per share.

Commitments and Contingencies

Debentures

As of June 30, 2008, our outstanding debenture balance is $26.1 million and the total amount is due June 30, 2014.  Monthly interest payments total $0.3 million.

Future payments required under the outstanding debentures are as follows for the years ending December 31,:

Amount
2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	$26,140,356
$26,140,356

At any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $1.25). We have the right to pay interest in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such interest payment in common stock valued at a price equal to the lesser of the then effective conversion price ($1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future.  If we make interest payments in common stock or the holders voluntarily elect to convert all or a portion of the debentures into common stock, these actions could result in substantial dilution to our existing stockholders.

If our cash flows from operations are not sufficient to make interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures. If we are unable to pay the interest in cash, or elect not to do so to preserve working capital, as we did with respect to the payments due March 2008 and April 2008 and as we intend to do for the foreseeable future, we will make the payments with our common stock pursuant to the terms of the agreements including a conversion price based on the lower of the then effective conversion price or 85% of the average of the VWAP per share of our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. Making interest payments with our common stock requires that we meet certain equity conditions, one of which is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We currently do not meet this equity condition and will need the investors to waive this equity condition if we are going to make an interest payment with stock.

If we are unable to make payments, whether in cash or stock, due on our June 2008 debentures, we would be in default under those securities. The holders of our June 2008 debentures would be entitled to demand that all amounts due thereunder be immediately paid in cash, and the holders would have the right to demand that we pay 130% of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

Capital Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31,:

	Operating Leases	Capital Leases
2008	$833,322	$675,248
2009	1,155,001	1,040,665
2010	1,183,569	586,276
2011	1,218,197	247,720
2012	1,223,261	36,250
Thereafter	184,920	—
Total minimum lease payments	$5,798,270	$2,586,159
Less amount representing interest		(355,469)
Present value of minimum lease payments		2,230,690
Less current portion		(997,545)
		$1,233,145

Minimum Third Party Network Service Provider Commitments

We have a contract with a third party network service provider containing a minimum usage guarantee of $0.2 million per monthly billing cycle. The contract commenced on October 16, 2003 with an initial 24 month term. The contract was extended in July 2005 for a 3 year term due to expire in July, 2008. As of June 30, 2008, no new contract has been negotiated. The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

Litigation

In January 2008, we agreed to issue 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative. The settlement amount accrued at December 31, 2007, and the expense is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Other

In connection with our acquisition of AccessLine, we may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of pre determined revenue and gross margin targets. The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods. The first earn out period ended December 31, 2007. In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity. The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved. The increase in goodwill and equity will be recorded in the third fiscal quarter of 2008. There are two additional earn out periods, terminating on December 31, 2008 and June 30, 2009. We may be required to issue up to an additional 1,250,000 shares of our common stock upon AccessLine's achievement of the future financial objectives associated with those periods.

Other Matters Relating to Future Amortizable Charges

As of June 30, 2008, we have $8.7 million of debt discount and $0.7 million of deferred financing costs on our balance sheet, which will be amortized to interest expense using the effective interest method over the life of the related debentures.

Recent Accounting Pronouncements

Please see “Note 2 - Recent Accounting Pronouncements” of Notes to Condensed Consolidated Financial Statements "Item 1. Financial Statements" of Part I of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of June 30, 2008:

1.	We did not have formal policies governing certain accounting transactions and financial reporting processes in the following areas:
	•	Check signing policy;
	•	Insider trading policy;
	•	Purchasing approval policy;
	•	Human resources policies; and
	•	Fixed assets policies.
2.

We did not obtain prescribed attestations by all employees and members of our board of directors regarding their compliance with our code of ethics or their understanding of and compliance with our policies related to their employment.

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

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008.

Management’s Remediation Initiatives

We are in the process of evaluating our material weaknesses.

In an effort to remediate the material weaknesses and other deficiencies that we have already identified, and to enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.

Consolidating all accounting functions to our Headquarters in Bellevue and moving to one uniform accounting software platform. These changes will address the identified material weaknesses reported in our 2007 report;

2.

Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

3.	Require all employees and directors to sign our code of ethics on an annual basis;
4.	Implement appropriate management oversight and approval activities in the areas of vendor bill payments, employee expense reimbursements, customer invoicing, and period-end closing processes; and
5.

Establish a records retention policy that outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to verify compliance with the related policy.

We are currently implementing the above five initiatives, and to date we have implemented a check signing policy, insider trading policy, purchasing approval policy, human resources policies, fixed asset policies and code of ethics. We plan to test our updated controls and remediate our material weaknesses by December 31, 2008.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, we implemented the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act; we implemented a check signing policy, insider trading policy, purchasing approval policy, human resources policies, fixed asset policies and code of ethics.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I, Item 1—Description of Business—Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

 We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, we may not become profitable, and the value of your investment may decline.

We have a limited operating history from which to evaluate our business and prospects. We incurred a net loss of $7.4 million for the six months ended June 30, 2008, $10.6 million for the year ended December 31, 2007 and $3.1 million for the year ended December 31, 2006. We have an accumulated deficit of $24.7 million at June 30, 2008. Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our June 2008 private placement, in the aggregate, we issued a total of $26.1 million principal amount of debentures convertible into our shares of common stock at an initial conversion price of $1.25 per share. As of June 30, 2008, we had warrants outstanding to purchase 11,631,718 shares of our common stock. In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock at the time of the closing of the acquisition, an additional 1,128,382 in the aggregate in connection with the earn out periods ended December 31, 2007 and June 30, 2008, and may issue up to an additional 1,250,000 shares in connection with the earn out periods ending December 31, 2008 and June 30, 2009. Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144. As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of debentures.

We incurred $26.1 million in principal amount of indebtedness as a result of the issuance of the debentures in our June 2008 private placement, the principal balance of which is due June 30, 2014. The debentures carry covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

Our June 2008 debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary. In addition, the investors in our June 2008 private placement have the right to participate in any financing we undertake through June 30, 2009.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

Our June 2008 debentures accrue interest at the rate of 12.0% per annum, payable monthly beginning on August 1, 2008. We have the right to pay interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future. If we make interest payments in common stock or the holders voluntarily elect to convert all or a portion of the debentures into common stock, these actions could result in substantial dilution to our existing stockholders. To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds. If we are unable to make payments under debentures when required, either in cash or in common stock, we would be in default under those securities, certain consequences of which are discussed below. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business. Any such action could impose significant costs on us and require us to curtail or cease operations.

The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, or failure to deliver share certificates in a timely manner. In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses, and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us. Any such action could impose significant costs on us and require us to curtail or cease operations.

If we pay interest on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

Upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any interest payment on our June 2008 debentures in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future. To the extent that we pay interest in common stock during a period when our common stock price is low (which we have done in the past), such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward. Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").

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

We do not currently offer E911 service in all areas where our customers are located. In some areas, emergency calls are delivered with the caller’s address or callback number. In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point or emergency services provider and providing the customer's service location and phone number to those local authorities. In late July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. We do not know what effect this law will have on our call center solution at this time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Amended and Restated Senior Secured Convertible Debenture due June 30, 2014 (1)
10.1	Securities Exchange Agreement dated June 30, 2008 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (1)
10.2	Amended and Restated Security Agreement dated June 30, 2008 (1)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 1, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELANETIX, INC.

Dated: August 14, 2008	By:	/s/ J. Paul Quinn
J. Paul Quinn
Chief Financial Officer (Principal Financial Officer)