Form 10-Q
period 2008-09-30
Telanetix,Inc
filed 2008-11-12
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51995

TELANETIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0622733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11201 SE 8th Street, Suite 200, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(206) 621-3500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 6, 2008, 31,740,206 shares of the issuer's common stock, par value $0001 per share, were outstanding.  The common stock is the Issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2008

EXPLANATORY NOTE ABOUT RESTATEMENT

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

We have restated herein our condensed consolidated financial statements for the three and nine months ended September 30, 2007 to correct errors in such condensed consolidated financial statements and financial information.  These errors were attributable to errors in the valuation of warrants issued in connection with our financings in December 2006, February 2007, and August 2007.  More information regarding the impact of the restatements on our condensed consolidated financial statements for the three and nine months ended September 30, 2007 is disclosed in "Note 3– Restatement" to our financial statements included in this Report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
•	our ability to maintain and execute a successful business strategy; and
•	we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC."

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under "Item 1A. Risk Factors" in "Part II—Other Information" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$1,406,399	$3,779,821
Accounts receivable, net	2,825,746	2,406,885
Inventory	559,208	230,590
Prepaid expenses and other current assets	673,101	455,577
Total current assets	5,464,454	6,872,873
Property and equipment, net	5,483,346	5,844,421
Goodwill	7,821,728	6,934,304
Purchased intangibles, net	19,198,336	20,953,333
Other assets	1,105,919	738,024
Total assets	$39,073,783	$41,342,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,655,513	$1,897,165
Accrued liabilities	2,820,299	2,618,305
Line of credit	-	503,590
Deferred revenue	1,000,498	1,018,515
Deferred compensation, current portion	130,834	445,389
Current portion of capital lease obligations	993,618	1,200,989
Convertible debentures, current portion	-	3,670,734
Warrant and beneficial conversion feature liabilities	4,702,811	9,103,923
Total current liabilities	12,303,573	20,458,610
Non-current liabilities
Capital lease obligations, net of current portion	1,026,582	1,433,694
Deferred revenue	166,215	69,700
Convertible debentures, less current portion	18,600,929	1,003,178
Total non-current liabilities	19,793,726	2,506,572
Total liabilities	32,097,299	22,965,182
Stockholders' equity
Preferred stock, $.0001; Authorized:10,000,000;
Issued and outstanding: None at September 30, 2008 and 13,000 at December 31, 2007	-	1
Common stock, $.0001 par value; Authorized: 200,000,000 shares;
Issued and outstanding: 29,364,292 at September 30, 2008 and 23,079,576 at December 31, 2007	2,937	2,308
Additional paid in capital	32,361,364	39,011,923
Warrants	10,000	10,000
Accumulated deficit	(25,397,817)	(20,646,459)
Total stockholders' equity	6,976,484	18,377,773
Total liabilities and stockholders' equity	$39,073,783	$41,342,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues
Product revenues	$1,654,038	$1,185,941	$4,460,756	$3,589,929
Service revenues	6,843,547	1,075,774	19,692,125	1,179,366
Total revenues	8,497,585	2,261,715	24,152,881	4,769,295

Cost of revenues
Cost of product revenues	1,122,393	1,158,750	3,507,050	2,684,818
Cost of service revenues	2,836,558	575,274	8,925,787	663,772
Total cost of revenues	3,958,951	1,734,024	12,432,837	3,348,590
Gross profit	4,538,634	527,691	11,720,044	1,420,705

Operating expenses
Selling, general and administrative	4,435,280	1,927,957	14,940,248	4,651,221
Research, development and engineering	1,266,947	473,444	4,311,154	832,551
Depreciation	230,733	134,966	635,930	171,710
Amortization of purchased intangibles	584,999	108,333	1,754,997	108,333
Total operating expenses	6,517,959	2,644,700	21,642,329	5,763,815
Operating loss	(1,979,325)	(2,117,009)	(9,922,285)	(4,343,110)

Other income (expense)
Interest income	283	47,500	17,076	70,144
Interest expense	(1,480,689)	(3,080,358)	(4,469,134)	(4,607,409)
Change in fair market value of warrant and beneficial conversion feature liabilities	2,840,233	2,686,252	11,572,985	(524,532)
Gain on disposal of fixed assets	-	-	-	4,339
Total other income (expense)	1,359,827	(346,606)	7,120,927	(5,057,458)
Net loss	(619,498)	(2,463,615)	(2,801,358)	(9,400,568)
Series A preferred stock dividends, accretion and increase in stated value	-	(8,716,480)	(3,178,003)	(8,716,480)
Net loss applicable to common stockholders	$(619,498)	$(11,180,095)	$(5,979,361)	$(18,117,048)

Net loss per share – basic and diluted	$(0.02)	$(0.59)	$(0.24)	$(1.07)

Weighted average shares outstanding – basic and diluted	27,854,837	18,970,142	25,266,459	16,926,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(2,801,358)	$(9,400,568)

Adjustments to reconcile net loss to cash used by operating activities:
Provision for doubtful accounts	187,082	-
Reserve for excess and obsolete inventory	18,595	97,725
Depreciation	1,360,644	171,710
Loss on disposal of fixed assets	-	(4,339)
Amortization of deferred financing costs	236,120	244,508
Amortization of intangible assets	1,754,997	108,333
Amortization of fair value of stock options	2,494,930	499,059
Amortization of note discounts	2,613,957	3,287,824
Exercise of stock options in lieu of cash severance payments	404,582	-
Accrued interest converted into debentures	358,018	-
Common stock issued for services	509,400	-
Common stock issued for accrued interest	544,675	61,405
Common stock issued for non-registration penalty	-	5,043
Common stock to induce early conversion of debentures	-	804,587
Value of warrant issued for finance program agreement	-	596,275
Value of warrants issued as compensation	227,113	-
Change in fair value of warrant and beneficial conversion liabilities	(11,572,985)	524,532
Changes in assets and liabilities:
Accounts receivable	(605,943)	318,053
Inventory	(347,213)	(5,545)
Prepaid expenses and other assets	(354,449)	44,916
Accounts payable and accrued expenses	1,116,592	(636,507)
Deferred revenue	78,498	12,099
Deferred compensation	(207,305)	(396,540)
Net cash used by operating activities	(3,984,050)	(3,667,430)

Cash flows from investing activities:
Purchase of property and equipment	(657,243)	(64,615)
Proceeds from disposal of fixed assets	-	4,900
Cash acquired in acquisition of AVS	-	64,253
Acquisition of AccessLine, including acquisition costs of $1,990,516		(13,726,464)
Net cash used by investing activities	(657,243)	(13,721,926)

Cash flows from financing activities:
Proceeds from preferred stock	-	12,122,500
Proceeds from sale of convertible debentures	5,000,000	8,351,875
Deferred financing costs	(175,025)	(554,445)
Proceeds from exercise of warrants	125,000	1,614,775
Proceeds from exercise of stock options	-	5,000
Payments on capital leases	(956,809)	-
Payment of notes payable issued to a shareholder	-	(1,300,000)
Payment of convertible debentures	(1,225,295)	-
Payments on line-of-credit	(500,000)	(419,758)
Net cash provided by financing activities	2,267,871	19,819,947
Net (decrease) increase in cash	(2,373,422)	2,430,591
Cash at beginning of the period	3,779,821	3,198,200
Cash at end of the period	$1,406,399	$5,628,791

Supplemental disclosures of cash flow information:
Interest paid	$403,732	$265,785
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$342,326	$-
Convertible debentures converted into common stock	$1,216,796	$3,251,334
Accrued dividends on Series A stock	$394,675	$-
Preferred stock and accrued dividends converted into debentures	$15,344,675	$-
Convertible debentures converted into debentures	$10,654,659	$-
Warrant liabilities and beneficial conversion features	$7,171,872	$10,423,534
Common stock issued in connection with acquisitions	$887,424	$15,435,434
Liabilities assumed in acquisition of subsidiaries	$-	$7,299,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Going Concern

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share Based Payments”; the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.

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

We have supported current operations by raising additional operating cash through the private sale of our convertible debentures.  This has provided us with the cash to continue our business plan, but has not resulted in significant improvement in our financial position.  We are considering alternatives to address our cash situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

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

The Company has restated herein its condensed consolidated financial statements for the three and nine months ended September 30, 2007, in accordance with SEC Staff Accounting Bulletin No. 108 to correct errors in the 2007 condensed consolidated financial statements that would have a material effect on the financial statements for the current year if not corrected.  The effects of restatement are shown below.

Restated Condensed Consolidated Balance Sheet

September 30, 2007
Convertible debentures, net, current portion (1)	$(1,354,319)
Warrant liabilities (2)	3,416,558
Convertible debentures, net, less current portion (1)	(1,010,453)
Additional paid in capital (1) (2)	(1,472,923)
Accumulated deficit (1) (2)	421,137
Total	$—

Restated Condensed Consolidated Statements of Operations

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Interest expense (1) (2)	$(587,677)	$(1,025,460)
Change in fair value of warrant liabilities (2)	1,289,252	1,446,597
Series A preferred stock dividends and accretion (3)	(8,589,810)	(8,589,810)
Total	$(7,888,235)	$(8,168,673)

Restated Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2007
Change in net loss for period (1) (2)	$421,137
Amortization of note discounts (1)	1,025,460
Change in fair value of warrant liabilities (2)	(1,446,597)
Total	$—

(1)	To reflect an increase in note discounts resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(2)	To reflect an increase in warrant liabilities resulting from the change in value of the warrants issued in connection with the sale of the related debentures.
(3)	To reflect an increase in Series A preferred stock accretion resulting from the change in value of the warrants issued in connection with the sale of the Series A preferred stock.

4.	Securities Exchange Agreement

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

See Note 7 – Convertible Debentures, Note 8 – Warrants and Warrant Liabilities, and Note 10 – Preferred Stock, Common Stock and Dividends.

5.	Business Combinations

Effective September 14, 2007, the Company acquired AccessLine Holdings, Inc., a Delaware corporation (“AccessLine”), and effective April 1, 2007, the Company acquired all of the stock of two corporations which own all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, “AVS”).

AccessLine

Effective September 14, 2007, the Company acquired AccessLine, a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace.  The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million.  Pursuant to the earn out provisions of the acquisition agreement, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity was recorded in the third fiscal quarter of 2008.  There are two additional earn out periods which will terminate on December 31, 2008 and June 30, 2009.  The Company may be required to pay up to 1,250,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during those periods.

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

Pro-Forma Information

AccessLine’s and AVS' results are included in the Company's results of operations from the acquisition dates.  The unaudited financial information table below summarizes the combined results of operations of the Company, AccessLine and AVS, on a pro forma basis, as if the acquisitions had occurred at January 1, 2007.  The unaudited pro forma financial information combines the historical results of operations of the Company, AccessLine and AVS for the three and nine months ended September 30, 2007, has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results.

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Net revenue	$7,567,292	$23,510,522
Net loss applicable to common stockholders	$(13,506,597)	$(28,020,892)
Net loss per share - basic and diluted	$(0.61)	$(1.35)

6.	Fair Value Measurements

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

At September 30, 2008, the Company recorded liabilities related to its warrants (See Note 8 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 7 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Description	September 30, 2008
Warrant liabilities	$1,093,776
Beneficial conversion feature liabilities	3,609,035
$4,702,811

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities. The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2008	$7,410,515	$1,693,408	$9,103,923
Purchases, sales, issuances and settlements	1,804,803	5,367,070	7,171,873
Change in fair market value of warrant and beneficial conversion liabilities	(8,121,543)	(3,451,442)	(11,572,985)
Ending balance September 30, 2008	$1,093,775	$3,609,036	$4,702,811

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

In August 2008, the Company issued $2.0 million principal amount of debentures which are discussed below under the heading “August 2008.”

As of September 30, 2008, the Company had reserved 22,556,384 shares of common stock for the conversion of the outstanding debentures issued in June 2008 and August 2008.

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

The debentures were convertible at any time at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection.  The Company also had the right, subject to compliance with certain equity conditions and certain limitations on the holder’s beneficial ownership of common stock, to force conversion if the average of the VWAP for the Company's common stock exceeded 200% of the then effective conversion price for 20 trading days out of a consecutive 30 day trading period.

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

August 2008

On August 13, 2008, the Company entered into a separate debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which the Company issued a senior secured convertible debenture with a principal amount of $2.0 million, along with five year warrants to purchase 608,000 shares of common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The rights and obligations of the investor and of the Company with respect to the debenture and the underlying common shares are identical to the debentures and underlying common shares issued pursuant to the Securities Exchange Agreement dated June 30, 2008.  The rights and obligations of the investor and of the Company with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers’ signatory thereto.

The Company refers to this transaction as the August 2008 Private Placement, which resulted in net proceeds of $2.0 million.

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  See Note 4 – Securities Exchange Agreement.  The discounts on the debentures issued in August 2008 will be amortized to interest expense through June 30, 2014.

The following table summarizes information relative to the outstanding debentures at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Convertible debentures	$28,195,480	$9,506,307
Less unamortized discounts:
Original issue discount	(915,026)	(930,127)
Detachable warrants discount	(2,685,509)	(2,251,931)
Beneficial conversion feature discount	(5,994,016)	(1,650,337)
Convertible debentures, net of discounts	18,600,929	4,673,912
Less current portion	—	(3,670,734)
Convertible debentures, long term portion	$18,600,929	$1,003,178

The convertible debentures outstanding at September 30, 2008 are due June 30, 2014.

The Company determined that the convertible debentures issued in February 2007 had a non-cash beneficial conversion feature of $0.5 million.  The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $0.8 million to the debt discount and the fair value of the Company's common stock of $2.49 per share.  After the allocation of proceeds between the debentures and warrants were made, a conversion price of $1.583 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible.  The calculated amount of $0.907, the difference of the fair value of the common stock of $2.49 and the effective conversion price of $1.583, represented the beneficial value per share.  This beneficial value was applied to the total shares into which the debentures were convertible to calculate the beneficial conversion feature.  Through June 30, 2008, the discounts on account of the beneficial conversion feature and fair value of the warrants were recognized as additional interest expense over the term of the related debentures.  As of July 1, 2008, the unamortized discounts on an account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of debentures issued in June 2008, or through June 30, 2014.

The Company determined that the convertible debentures issued in August 2007 had a non-cash beneficial conversion feature of $1.8 million.  The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $2.4 million to the debt discount and the fair value of the Company's common stock of $3.60 per share.  After the allocation of proceeds between the debentures and warrants were made, a conversion price of $2.692 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible.  The calculated amount of $0.908, the difference of the fair value of the common stock of $3.60 and the effective conversion price of $2.692, represented the beneficial value per share.  This beneficial value was applied to the total shares into which the debentures were convertible to calculate the beneficial conversion feature.  Through June 30, 2008, the discounts on account of the beneficial conversion feature and fair value of the warrants are recognized as additional interest expense over the term of the related debentures.  As of July 1, 2008, the unamortized discounts on an account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of debentures issued in June 2008, or through June 30, 2014.

The Company determined that the convertible debentures issued in March 2008 had a non-cash beneficial conversion feature of $1.1 million.  The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.53 per share) at the issuance date.  Through June 30, 2008, the discounts on account of the beneficial conversion feature and fair value of the warrants were recognized as additional interest expense over the term of the related debentures.  As of July 1, 2008, the unamortized discounts on an account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of debentures issued in June 2008, or through June 30, 2014.

The Company determined that the convertible debentures issued in June 2008 had a non-cash beneficial conversion feature of $4.0 million.  The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.19 per share) at the issuance date.  In connection with the Securities Exchange Agreement, the Company reduced the beneficial conversion feature discount on the debentures issued in June 2008 by $0.8 million to reclassify the remaining beneficial conversion liabilities related to the previously issued debentures.  The discounts on account of the beneficial conversion feature will be recognized as additional interest expense over the term of the related debentures, or through June 30, 2014.

The Company determined that the convertible debenture issued in August 2008 had a non-cash beneficial conversion feature of $1.0 million.  The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.63 per share) at the issuance date.  The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of the related debentures, or through June 30, 2014.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, and at September 30, 2008 and December 31, 2007, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.  At December 31, 2006 and each of the quarterly reporting periods in 2007, the Company determined the conversion feature was not an embedded derivative that needed to be bifurcated based on the factors existing for each respective reporting period.  The Company’s conclusion changed at December 31, 2007 due to the decline in the stock price and the Company’s need to raise additional funds to continue operations.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at September 30, 2008 and December 31, 2007.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At September 30, 2008 and December 31, 2007, the Company recorded beneficial conversion liabilities of $3.6 million and $1.7 million, respectively.  For the three months and nine months ended September 30, 2008, the Company recognized other income in the Consolidated Statements of Operations of $1.4 million and $3.5 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

8.	Warrants and Warrant Liabilities

On December 28, 2006, the Company issued warrants to purchase 949,907 shares of common stock at $1.69 per share in conjunction with the sale of its debentures.  On February 12, 2007, the Company issued warrants to purchase 401,040 shares of common stock at $1.69 per share in conjunction with the sale of its debentures.  On August 30, 2007, the Company issued warrants to purchase 1,758,008 shares of common stock at $4.20 per share in conjunction with the sale of its Series A preferred stock and issued warrants to purchase 826,190 shares of common stock at $4.20 per share in conjunction with the sale of its debentures.  On March 27, 2008, the Company issued warrants to purchase 814,285 shares of common stock at $1.92 per share in conjunction with the sale of its debentures.  Each of these warrants is immediately exercisable and expires five years from the issue date.

Prior to the Securities Exchange Agreement executed on June 30, 2008, the exercise prices of the warrants discussed above were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share.  The number of shares of common stock underlying the warrants remained at 11,205,809.  The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above.  See Note 4 – Securities Exchange Agreement.

On August 13, 2008, the Company issued warrants to purchase 608,000 shares of common stock at $1.00 per share in conjunction with the sale of its debentures.  The warrant is immediately exercisable and expires five years from the date of issuance.  The number of common shares underlying the warrants and the exercise price of the warrants issued in connection with the Series A preferred stock and all of the debentures are subject to adjustment, including full ratchet, anti-dilution protection.

Through September 30, 2008, 410,000 of the warrants issued in December 2006 have been exercised for cash at $1.69 per share. None of the other warrants discussed above have been exercised as of September 30, 2008.

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

The fair value of the warrants was estimated at the issuance dates and revalued at September 30, 2008, using the Monte Carlo model discussed in Note 7 – Convertible Debentures, above.  At September 30, 2008 and December 31, 2007, the Company recorded warrant liabilities of $1.1 million and $7.4 million at September 30, 2008 and December 31, 2007, respectively.  The change in fair value of the warrants for the three months and nine months ended September 30, 2008 of $1.5 million and $8.1 million, respectively, were reported as other income in the Condensed Consolidated Statement of Operations.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's telepresence videoconferencing systems.  The warrant had a three year term, and was accounted for as an equity issuance in the financial statements.  The warrant was exercised in 2007.  The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.75%, volatility factor of 42.90%, contractual term and expected term of 3 years.  The fair value of the warrant of $0.6 million was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007.

On August 8, 2007, the Company issued an immediately exercisable warrant to purchase 12,784 shares of common stock at $3.52 per share in connection with its Loan and Security Agreement with Bridge Bank.  The warrant has a three year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant issued to Bridge Bank at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.77%, volatility factor of 32.18%, contractual term and expected term of 3 years.  The fair value of the warrant was less than $0.1 million and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2007.

On February 15, 2008, the Company issued an immediately exercisable warrant to purchase 30,000 shares of common stock at $4.00 per share pursuant to a consulting agreement.  The warrant has a five year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.76%, volatility factor of 65.5%, contractual term and expected term of 5 years.  The fair value of the warrant was less than $0.1 million and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008.

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

On May 31, 2008, the Company issued an immediately exercisable warrant to purchase 105,000 shares of common stock at $1.25 per share to a public relations consultant.  The warrant has a five year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 3.4%, volatility factor of 63.9%, contractual term and expected term of 5 years.  The fair value of the warrant was less than $0.1 million, and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2008.

The following table summarizes warrant activity for the nine months ended September 30, 2008:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2007	3,837,929	$3.38
Issued	8,701,789	1.32
Exercised	(100,000)	1.25
Expired	(200,000)	1.80
Balance – September 30, 2008	12,239,718	$1.03

The following table summarizes information about warrants outstanding at September 30, 2008:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$1.00	11,813,809	3.96
$1.25	105,000	4.67
$1.73	200,000	4.49
$1.92	78,125	4.49
$3.52	12,784	1.85
$4.00	30,000	4.38
	12,239,718

As of September 30, 2008, the Company had reserved 12,239,718 shares of common stock for the exercise of the outstanding warrants.

9.	Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of 3rd party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle.  The contract commenced on October 16, 2003 with an initial 24 month term.  The contract was extended in July 2005 for a 3 year term that expired in July 2008.  On October 24, 2008, the contract was extended for another 3 year term.  The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

In January 2008, the Company issued 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative.  The settlement amount was accrued at December 31, 2007, and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the year ended December 31, 2007.  Pursuant to the terms of the settlement, the Company was required to issue additional shares of its common stock should the Company’s stock price decline during the six month period subsequent to the date of the settlement.  In July 2008, pursuant to terms of the settlement reached in January 2008, the Company issued an additional 60,000 shares of its common stock valued at less than $0.1 million, which is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

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

Other

In connection with its acquisition of AccessLine, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  There are two additional earn out periods which will terminate on December 31, 2008 and June 30, 2009.  The Company may be required to pay up to 1,250,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during those periods.

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

10.	Preferred Stock, Common Stock and Dividends

Pursuant to terms of the Company’s Series A preferred stock (the “Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $1.95 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company recorded a dividend of $1.95 million during the nine months ended September 30, 2008 related to the increase in stated value of the Series A Stock.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.95 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 4 – Securities Exchange Agreement. As of September 30, 2008, the Company has no shares of preferred stock issued or outstanding.

Pursuant to the terms of a consultant agreement dated July 23, 2008, the Company issued 1.2 million shares of its common stock, valued at $0.5 million,  to a consultant in exchange for services during the three months ended September 30, 2008.

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

A summary of option activity under the 2005 Plan as of September 30, 2008, and changes during the nine months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2007	6,206,222	$1.83
Granted	1,375,500	0.81
Exercised	(1,712,095)	0.30
Forfeited or expired	(110,500)	3.31
Outstanding at September 30, 2008	5,759,127	$1.59

The options outstanding and currently exercisable by exercise price at September 30, 2008 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.20 to 1.12	3,141,668	7.19	$0.55	1,508,564	4.73	$0.37
$2.15 to 2.55	1,981,459	8.34	$2.54	780,959	7.09	$2.55
$3.50	535,000	5.76	$3.50	528,958	5.73	$3.50
$5.05 to 5.17	101,000	8.57	$5.10	66,000	8.61	$5.13
	5,759,127	7.47	$1.59	2,884,481	5.64	$1.65

As of September 30, 2008 and December 31, 2007, 2,884,481 and 2,968,055 outstanding options were exercisable at an aggregate average exercise price of $1.65 and $0.38, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2008 was nil.

As of September 30, 2008, total compensation cost related to nonvested stock options not yet recognized was $2.8 million, which is expected to be recognized over the next 3.02 years on a weighted-average basis.

Valuation and Expense Information Under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded under SFAS No. 123(R) for the three months and nine months ended September 30, 2008 and 2007, and its allocation within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of product revenues	$22,483	$20,644	$58,995	$41,064
Selling, general and administrative	206,494	175,223	1,911,505	353,105
Research and development	36,914	65,773	524,430	104,890
Stock based compensation included in operating expenses	243,408	240,996	2,435,935	457,995
Stock-based compensation expense related to employee equity awards	$265,891	$261,640	$2,494,930	$499,059

Stock-based compensation expense for the nine months ended September 30, 2008 includes $1.4 million of expense related to accelerated vesting and option modifications for former officers of the Company.

Valuation Assumptions:

Prior to January 1, 2008, the Company estimated the fair value of stock options using the Black Scholes option pricing model, and through June 30, 2008, the Company estimated the fair value of stock options using a binomial lattice model; since July 1, 2008, the company is again using the Black Scholes option pricing model, all consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107.  The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2008 and 2007 was $0.49 per share and $2.36 per share, respectively.  The fair value of each option is estimated on the date of grant using the valuation models discussed above and is recognized as expense using the straight-line method over the requisite service period:

	September 30,
	2008	2007
Expected volatility	63.9% to 92.1%	58.8% to 60.7%
Risk-free interest rate	3.3% to 3.9%	4.5% to 4.7%%
Expected dividends	—	—
Expected life (yrs)	6.1 to 9.3	6.08

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

Net loss per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is based upon the weighted average number of shares of common stock outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average shares of common stock outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents as of September 30, 2008 and 2007 which were excluded from the nine month calculation because their effect is anti-dilutive.

	September 30,
	2008	2007
Convertible Debentures	22,556,384	3,440,295
Preferred Stock	-	4,626,335
Stock Options	5,759,127	4,481,056
Warrants	12,239,718	3,837,929
Total	40,555,229	16,385,615

13.	Business Segment Information

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

Segment Data

Financial information for each reportable segment is as follows as of the fiscal quarters ended September 30, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$1,710,873	$6,786,712	$8,497,585
Gross profit	$511,169	$4,027,465	$4,538,634
Gross profit %	29.88%	59.34%	53.41%
Operating loss	$(1,353,524)	$(625,801)	$(1,979,325)

Total assets	$4,885,253	$34,188,530	$39,073,783

2007
Revenues	$1,226,691	$1,035,024	$2,261,715
Gross profit	$(1,220)	$528,911	$527,691
Gross profit %	-0.10%	51.10%	23.33%
Operating loss	$(1,794,612)	$(322,397)	$(2,117,009)

Total assets	$8,840,201	$33,878,683	$42,718,884

Financial information for each reportable segment is as follows as of the nine months ended September 30, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$4,764,791	$19,388,090	$24,152,881
Gross profit	$985,799	$10,734,245	$11,720,044
Gross profit %	20.69%	55.37%	48.52%
Operating income (loss)	$(7,020,154)	$(2,902,131)	$(9,922,285)

Total assets	$4,885,253	$34,188,530	$39,073,783

2007
Revenues	$3,734,271	$1,035,024	$4,769,295
Gross profit	$891,794	$528,911	$1,420,705
Gross profit %	23.88%	51.10%	29.79%
Operating loss	$(4,020,713)	$(322,397)	$(4,343,110)

Total assets	$8,840,201	$33,878,683	$42,718,884

Segment revenues consist of sales to external customers in the United States.  Segment gross margin includes all segment revenues less the related cost of sales.  Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months and nine months ended September 30, 2008, two customers accounted for 23% and 0% of the Video Solutions segment net revenues, respectively, and one customer accounted for 14% and 15% of the Voice and Network Solutions segment net revenues, respectively.  For the three and nine months ended September 30, 2007, three customers accounted for 61% and  four customers accounted for 59% of the Video Solutions segment net revenues, respectively.

At September 30, 2008, one customer accounted for 10% of gross accounts receivable in the Video Solutions segment and two customers accounted for 23% of gross accounts receivable in the Voice and Network Solutions segment.  At September 30, 2007, two customers accounted for 60% of gross accounts receivable in the Video Solutions segment and one customer accounted for 17% of gross accounts receivable in the Voice and Network Solutions segment.

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

Also, during the nine months ended September 30, 2007, the Company sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million.  There were no sales to this company in 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. "Risk Factors" included in Part II of this report and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products.

Our subsidiary, AccessLine, Inc., provides customers with a range of business phone services and applications. At the core of AccessLine's business phone services are their software components, all of which are developed internally and loaded on standard commercial grade servers. AccessLine's phone service can be delivered with a variety of hosted features configured to meet the application needs of the customer. By delivering business phone service to the market in this manner, AccessLine offers flexibility to customers and can serve a variety of business sizes.

AccessLine offers two business dialtone products: SmartVoiceTM and Digital Phone Service. SmartVoiceTM replaces a customer's existing telephone lines with a VoIP alternative, but allows the customer to keep using its current phone equipment. This product is targeted at the mid-size business market. The customer has the ability to select the number of office locations, number of phone lines and types of phone numbers. Digital Phone Service is a combined package of a digital phone system and accompanying service, geared for small companies with 20 or fewer employees at a single location. The customer selects how many phone lines and how many stations, and selects optional features such as Automated Attendant, conference calling or fax numbers. AccessLine then preconfigures the phone system to the customer’s specifications, and ships it directly to the customer.

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

Through our Digital PresenceTM product line we provide our customers with a complete system for telepresence video conferencing. The core of our system is our software components—video and audio encoder and decoders, call signaling and bandwidth management—all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. A Digital PresenceTM system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements. Our channel partners and our subsidiary, AVS, act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

History

We were a development stage company through 2005 working on our Digital PresenceTM product line.  We completed the development of our initial telepresence solution and commenced sales of that product in 2005.  In 2006 we focused our business efforts on developing our channel partner relationships and we secured our first significant telepresence customer accounts. In April 2007, we acquired AVS, which at the time was one of our channel partners who distributed our telepresence systems and related solutions in New York, New Jersey and nearby regions of the United States.  With this acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring telepresence and audio-visual systems and products.  We entered the VOIP voice and network services market in September 2007, with our acquisition of AccessLine, Inc.

Recent Developments

Currently, our overriding objective is to achieve operating profitability.  To that end, during the second and third quarters of our current fiscal year, we undertook substantial initiatives to increase sales, increase market share with new product offerings, reduce operating expenses, secure additional working capital, and recapitalize our short term debt.  These initiatives included the following:

•	Retained former Accord Networks executive to manage telepresence sales and distribution and added three veteran telepresence sales leaders to our sales team
•	Launched a new upgrade program, dubbed “Represence,” to layer full telepresence functionality into existing video conferencing rooms regardless of existing hardware solutions
•	Partnered with Costco Wholesale® (a national and international operator of membership warehouses) to provide new Digital Phone and service to small office/home office (SOHO) customers
•	Established Anew Communication Technology as telepresence distributor in 12 western states
•	Consolidated business units and reduced operating expenses
•	Secured $4.8 million of additional working capital through two financings in March 2008 and August 2008.
•	Restructured short term debt and preferred stock to six year interest only convertible debenture.

Business Developments

Mr. J.D. Vaughn, a senior telepresence industry executive, joined us recently as our Vice President of Worldwide Video Sales. Prior to joining us, Mr. Vaughn served in leadership roles at companies including Accord Networks, Polycom, AT&T, and PictureTel.  Also recently joining our video sales team were Brice Drogosch, Steve Parrish and Linda Bickelman, each of whom previously worked with Mr. Vaughn at Accord Networks.

Mr. Drogosch, our Western Region Vice President of Video Sales, has more than 18 years of industry experience, and previously served as Vice President of Sales at Radvision and was a Sales Director responsible for Western Region Sales at Accord Networks and Polycom.

Mr. Parrish, our Eastern Region Vice President of Video Sales, has more than 20 years of industry experience, and previously held positions as Vice President for Channels for Polycom and as Regional Vice President for Accord Networks and ViewTech that is now WireOne.

Ms. Bickelman, our Director of Channel Development—Video, has actively supported videoconferencing channels for over 18 years. She began her career at Rolm and was instrumental in helping build and support channels at PictureTel, Viewcast, Accord Networks, Trapeze Networks and Polycom.

In September 2008, we launched a new upgrade program to layer full telepresence functionality into existing video conferencing rooms regardless of existing hardware solution.  Dubbed "Represence", the program includes HD telepresence codecs, dual monitor support, five-way multi-point with continuous presence, one button touch panel control and can be upgraded to include the multipoint immersive gateway (MIG) which allows interoperability to legacy video conferencing systems. The program will extend the life expectancy and reduce the overall expense for a company wishing to deploy full telepresence solutions to replace narrower bandwidth videoconferencing systems in integrated meeting rooms.  Represence allows companies to extend and upgrade their videoconferencing rooms without investing another $300,000.

In September 2008, we appointed Douglas N. Johnson, our chief executive officer, as chairman of our board of directors.  Mr. Johnson succeeded Thomas A. Szabo in this role, who resigned from our board of directors on September 5, 2008.

During the second quarter of our current fiscal year, we partnered with Costco Wholesale®, a national and international operator of membership warehouses, to launch a new VOIP product. Under this arrangement we are offering a combined business phone service and business phone system package to Costco's Membership, targeted at members running small businesses with five or fewer employees. This segment represents over 60% of all registered businesses in the U.S. To simplify the purchase process for Costco Members, AccessLine Digital Phone Service is a complete package; it comes with a cutting-edge phone system, complete with all necessary phones, bundled with the phone service itself. The package is packed with features that make the whole purchase and installation process easy for the Costco business member, such as an equipment installment purchase plan rather than a large upfront charge, one point of contact rather than dealing with a service provider and an equipment provider, plug and play installation, and service quality monitoring.

Also during the second quarter, we entered into an agreement with Anew Communications Technology, Inc., a sales and marketing manufacturer representative firm concentrating on the Commercial Audio Visual Market and Digital Signage Applications. Under the terms of the agreement, Anew will provide sales representation for our telepresence video products in California, Oregon, Washington, Arizona, Nevada, New Mexico, Colorado, Wyoming, Utah, Montana, Idaho and Alaska.

We are aggressively evaluating and reducing our operating expenses at all levels of the organization. We've consolidated certain of our business units and reduced headcount throughout our organization, including executive and mid level management. We incurred $1.8 million in severance and termination expenses during the second quarter associated with these reductions.

Financing Developments

In August 2008, we sold senior secured convertible debentures in the aggregate principal amount of $2.0 million, along with a warrant to purchase 608,000 shares of our common stock with an exercise price of $1.00 per share, resulting in net proceeds to us of $2.0 million.  See "Recent Financings," below.

In June 2008, we restructured all $10.8 million of our outstanding convertible promissory notes and all $15.3 million of our preferred stock into six year, interest only, non-amortizing debentures in an aggregate principal amount of $26.1 million. The restructure significantly lowers debt service requirements for the next six years, by extending the term for payment, securing a fixed interest rate, and removing the ratchet provision for monthly payments made in common stock. See "Recent Financings," below.

In March 2008, we completed a convertible debenture financing transaction that resulted in net proceeds to us of $2.8 million.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under SFAS No. 123(R), the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions.

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

Stock Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payments”, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Limited Operating History

We have limited historical financial information upon which to base an evaluation of our future performance. We cannot guarantee that we will be successful in our business. We are subject to risks inherent to a company in our stage of development, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms.  Additional equity financing will likely result in substantial dilution to existing stockholders.

Results of Operations

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

Our business operates in two segments: Video Solutions and Voice and Network Solutions.  Our Video Solutions segment includes our Digital PresenceTM telepresence solutions and other supporting audio-visual applications and services.  Our Voice and Network Solutions segment includes our SmartVoice™ and Digital Phone Service and other VoIP communications offerings including a variety of voice and messaging solutions as well as telepresence network services.

Revenues, Cost of Revenues and Gross Profit

	Three months ended September 30, 2008			Three months ended September 30, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$1,654,038	$-	$1,654,038	$1,185,941	$-	$1,185,941	$468,097	$-	$468,097
Services	56,835	6,786,712	6,843,547	40,750	1,035,024	1,075,774	16,085	5,751,688	5,767,773
	1,710,873	6,786,712	8,497,585	1,226,691	1,035,024	2,261,715	484,182	5,751,688	6,235,870

Cost of revenues:
Product	1,122,393	-	1,122,393	1,158,750	-	1,158,750	(36,357)	-	(36,357)
Services	77,311	2,759,247	2,836,558	69,161	506,113	575,274	8,150	2,253,134	2,261,284
	1,199,704	2,759,247	3,958,951	1,227,911	506,113	1,734,024	(28,207)	2,253,134	2,224,927

Gross profit	$511,169	$4,027,465	$4,538,634	$(1,220)	$528,911	$527,691	$512,389	$3,498,554	$4,010,943

Gross profit %	29.88%	59.34%	53.41%	(0.10%)	51.10%	23.33%

Net revenues for the three months ended September 30, 2008 were $8.5 million, an increase of $6.2 million, or 276%, over the same period in 2007.  Net revenues in our Video Solutions segment increased $0.5 million.  Net revenues in our Voice and Network Solutions segment increased $5.8 million. The increase in Voice and Network Solutions revenue is attributable to the fact that we acquired AccessLine on September 14, 2007 and its results are included in our results of operations only from the date of acquisition, or approximately half of a month for the three months ended September 30, 2007, as compared to all three months for the three months ended September 30, 2008.

For the three months ended September 30, 2008, two customers accounted for 23% of our Video Solutions segment net revenues, and one customer accounted for 14% of our Voice and Network Solutions segment net revenues.  For the three months ended September 30, 2007, three customers accounted for 61% of our Video Solutions segment net revenues.

Cost of revenues for the three months ended September 30, 2008 were $4.0 million, an increase of $2.2 million, or 128%, over the same period in 2007.  Cost of revenues in our Video Solutions segment decreased by less than $0.1 million due primarily to an improved mix of product and services sold.  Cost of revenues in our Voice and Network Solutions segment increased $2.3 million consistent with the increase in revenues attributable to the operation of our Accessline subsidiary for a full quarter.

Gross profit for the three months ended September 30, 2008 was $4.5 million, an increase of $4.0 million, or 760%, over the same period in 2007.  Gross profit in our Video Solutions segment increased $0.5 million primarily as a result of increased margin on product sales during the period.  Gross profit in our Voice and Network Solutions segment increased $3.5 million consistent with the increase in revenues attributable to the operation of our Accessline subsidiary for a full quarter.

Gross profit percentage was 53.41% for the three months ended September 30, 2008 compared to 23.33% in the same period in 2007.  Gross profit percentage for our Video Solutions segment was 29.88% for the three months ended September 30, 2008 compared to nil in the same period in 2007, and the increase is a result of a more profitable mix of products sold.  Gross profit percentage for our Voice and Network Solutions segment was 59.34% for the three months ended September 30, 2008 compared to 51.10% in the same period in 2007, and the increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $4.4 million, an increase of $2.5 million or 130%, over the same period in 2007.  More than 95%, or $2.4 million, of the increase in selling, general and administrative expenses for the three months ended September 30, 2008 was a result of the expenses associated with operations brought to us through our acquisition of AccessLine in September 2007.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended September 30, 2008 were $1.3 million, an increase of $0.8 million or 168%, over the same period in 2007.  Research, development and engineering expenses increased as a result of our acquisition of AccessLine in September 2007.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2008 was $0.2 million, an increase of $0.1 million or 71%, over the same period in 2007.  We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased primarily as a result of recording depreciation expense on those assets.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense for the three months ended September 30, 2008 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $1.5 million, a decrease of $1.6 million or 52%, from the same period in 2007.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2008 primarily as a result of the lower discount amortization, resulting from the extension of the terms of our debentures from two years to six years that occurred in June 2008, and which is discussed in more detail below.

The debentures we issued in December 2006 and February 2007 had an original face value aggregating $5.2 million.  The debentures we issued in August 2007 had an original face value aggregating $8.0 million. The debentures we issued in March 2008 had an original face value aggregating $3.4 million. Each of these debentures had a two year term. The interest rate on such debentures was 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures.  We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged the outstanding debentures we issued in December 2006, August 2007 and March 2008 for new debentures with an aggregate face value of $26.1 million that bear interest at 12% and have a six year term.  We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures.  The unamortized discounts and deferred financing costs at June 30, 2008 related to the financing transactions in December 2006, August 2007 and March 2008 will be amortized to interest expense in future periods over the term of the newly issued debentures, or through June 30, 2014.

On August 13, 2008, we issued a new debenture with a face value of $2.0 million that bears interest at 12%.  We recorded discounts aggregating to $1.3 million which will be amortized to interest expense in future periods over the term of the debenture, or through June 30, 2014.

Assuming the aggregate debenture balance of $28.2 million is not prepaid before maturity and interest payments are made in cash, subsequent to September 30, 2008, we anticipate paying an additional $19.8 million in interest expense on these debentures through maturity in June 2014.  In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock.  We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted.  See "Recent Financings," below.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007, March 2008 and August 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of the then outstanding warrants was estimated at December 31, 2007 and again at each subsequent reporting date. For the three months ended September 30, 2008, we recorded non-operating income of $1.5 million in our Condensed Consolidated Statement of Operations for the decrease in the fair values of the warrants, which is primarily attributable to the decrease in the market price of our common stock.

At December 31, 2007 and again at each subsequent reporting date, we assessed the then outstanding convertible debentures under SFAS No. 133, and we determined that the beneficial conversion feature represented an embedded derivative liability.  Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures issued in December 2006, February 2007, August 2007 and March 2008 contained embedded derivative features which were accounted for at fair value as a compound embedded derivative up to June 30, 2008, the date we exchanged those debentures for debentures with a six year term and 12% interest rate, and at December 31, 2007.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of our common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at our election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

The convertible debentures issued in June 2008 and August 2008 contain embedded derivative features, which were accounted for at fair value as a compound embedded derivative at the issuance dates and at each subsequent reporting date.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of its common stock; (4) optional redemption at our election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

We, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

For the three months ended September 30, 2008, we recorded non-operating income of $1.4 million in our Condensed Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the decrease in the market price of our common stock.

First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

Revenues, Cost of Revenues and Gross Profit

	Nine months ended September 30, 2008			Nine months ended September 30, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$4,460,756	$-	$4,460,756	$3,589,929	$-	$3,589,929	$870,827	$-	$870,827
Services	304,035	19,388,090	19,692,125	144,342	1,035,024	1,179,366	159,693	18,353,066	18,512,759
	4,764,791	19,388,090	24,152,881	3,734,271	1,035,024	4,769,295	1,030,520	18,353,066	19,383,586

Cost of revenues:
Product	3,507,050	-	3,507,050	2,684,818	-	2,684,818	822,232	-	822,232
Services	271,942	8,653,845	8,925,787	157,659	506,113	663,772	114,283	8,147,732	8,262,015
	3,778,992	8,653,845	12,432,837	2,842,477	506,113	3,348,590	936,515	8,147,732	9,084,247

Gross profit	$985,799	$10,734,245	$11,720,044	$891,794	$528,911	$1,420,705	$94,005	$10,205,334	$10,299,339

Gross profit %	20.69%	55.37%	48.52%	23.88%	51.10%	29.79%

Net revenues for the nine months ended September 30, 2008 were $24.2 million, an increase of $19.4 million, or 406%, over the same period in 2007.  Net revenues in our Video Solutions segment increased $1.0 million primarily as a result of our acquisition of AVS in April 2007.  Net revenues in our Voice and Network Solutions segment increased $18.4 million. This increase is attributable to the fact that we acquired AccessLine on September 14, 2007 and its results are included in our results of operations only from the date of acquisition, or approximately half of a month for the nine months ended September 30, 2007, as compared to all nine months for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, no single customer accounted for more than 10% of our Video Solutions segment net revenues, and one customer accounted for 15% of our Voice and Network Solutions segment net revenues.  For the nine months ended September 30, 2007, four customers accounted for 59% of our Video Solutions segment net revenues.

Cost of revenues for the nine months ended September 30, 2008 were $12.4 million, an increase of $9.1 million, or 271%, over the same period in 2007.  Cost of revenues in our Video Solutions segment increased $0.9 million primarily as a result of our acquisition of AVS in April 2007.  Cost of revenues in our Voice and Network Solutions segment increased $8.2 million consistent with the increase in revenues as a result of our operating the Accessline business for a full nine months.

Gross profit for the nine months ended September 30, 2008 was $11.7 million, an increase of $10.3 million, or 725%, over the same period in 2007.  Gross profit in our Video Solutions segment increased $0.1 million primarily as a result of our product mix during the period.  Gross profit in our Voice and Network Solutions segment increased $10.2 million consistent with the increase in revenues as a result of our operating the Accessline business for a full nine months.

Gross profit percentage was 48.52% for the nine months ended September 30, 2008 compared to 29.79% in the same period in 2007.  Gross profit percentage for our Video Solutions segment was 20.69% for the nine months ended September 30, 2008 compared to 23.88% in the same period in 2007, and the decrease is a result of the lower gross margins on our product mix during the period.  Gross profit percentage for our Voice and Network Solutions segment was 55.37% for the nine months ended September 30. 2007 compared to 51.10% in the same period in 2007, and the increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $14.9 million, an increase of $10.3 million or 221%, over the same period in 2007.  Selling, general and administrative expenses increased approximately $0.2million as a result of our acquisition of AVS in April 2007 and approximately $7.8 million as a result of our acquisition of AccessLine in September 2007.  The additional $2.3 million increase in selling, general and administrative expenses for the nine months ended September 30, 2008 was primarily due to $1.3 million in severance costs, $0.5 million for stock based compensation related to our stock option grants, $0.5 million for legal and accounting fees related to our corporate filings, and $0.7 million for investor relations services and $0.2 million for warrant compensation to consultants.  These increases were partially offset by $0.6 million in expense recorded in 2007 related to the issuance of a warrant related to our lease financing program and a $0.3 million reduction in payroll expense in the three months ended September 30, 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the nine months ended September 30, 2008 were $4.3 million, an increase of $3.5 million or 418%, over the same period in 2007.  Research, development and engineering expenses increased $3.2 million as a result of our acquisition of AccessLine in September 2007.  Specific additional increases in research, development and engineering expenses for the nine months ended September 30, 2008 is related to severance costs and headcount adjustments.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2008 was $0.6 million, an increase of $0.5 million or 270%, over the same period in 2007.  We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased primarily as a result of recording depreciation expense on those assets.

Amortization of Purchased Intangibles

We recorded $1.8 million of amortization expense for the nine months ended September 30, 2008 related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $4.5 million, a decrease of $0.1 million or 3%, from 2007.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2008 primarily as a result of the lower discount amortization resulting from the extension of the terms of our debentures from two years to six years that occurred in June 2008.  For a more detailed discussion regarding the interest expense related to our debentures, please see "--Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007--Interest Expense," above.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007, March 2008 and August 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of the then outstanding warrants was estimated at December 31, 2007 and again at each subsequent reporting date. For the nine months ended September 30, 2008, we recorded non-operating income of $8.1 million in the Condensed Consolidated Statement of Operations for the decrease in the fair values of the warrants, which is primarily attributable to the decrease in the market price of our common stock.

At December 31, 2007 and again at each subsequent reporting date, we assessed the then outstanding convertible debentures under SFAS No. 133, and we determined that the beneficial conversion feature represented an embedded derivative liability.  Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures issued in December 2006, February 2007, August 2007 and March 2008 contained embedded derivative features which were accounted for at fair value as a compound embedded derivative up to June 30, 2008, the date we exchanged those debentures for debentures with a six year term and 12% interest rate, and at December 31, 2007.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of our common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at our election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

The convertible debentures issued in June 2008 and August 2008 contain embedded derivative features, which were accounted for at fair value as a compound embedded derivative at the issuance dates and at each subsequent reporting date.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of its common stock; (4) optional redemption at our election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

We, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

For the nine months ended September 30, 2008, we recorded non-operating income of $3.5 million in the Condensed Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the decrease in the market price of our common stock.

Liquidity and Capital Resources

Our cash balance as of September 30, 2008 was $1.4 million.  At that time, we had accounts receivable of $2.8 million and a working capital deficit of $6.8 million, which includes warrant and beneficial conversion liabilities of $4.7 million.

Cash used in operations during the nine months ended September 30, 2008 was $4.0 million. This was primarily the result of a net loss of $2.8 million which was offset by the following non-cash charges: stock compensation expense of $2.5 million; amortization of note discounts of $2.6 million; amortization of intangible assets of $1.8 million; depreciation expense of $1.4 million (which includes depreciation expense of $0.7 million in cost of sales); stock issued for services of $0.5 million; non-cash severance payments of $0.4 million; and expenses related to warrant grants of $0.2 million. The change in fair value of warrant and beneficial conversion liabilities of $11.6 million decreased our cash used in operations.

Net cash used by investing activities during the nine months ended September 30, 2008 was $0.7 million, which consists of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $2.3 million consisting of the following: (i) aggregate net proceeds from our March 2008 and August 2008 financings of $4.8 million, and proceeds from the exercise of warrants of $0.1 million; less (ii) payments we made of $1.2 million on our debentures, $1.0 million on our capital leases, and $0.5 million to pay off our line-of-credit balance.  As of the date of this report, we have no line-of-credit facilities.

Since inception we have financed substantially all of our operating capital requirements from the sale of debt and equity securities.  At September 30, 2008 we had outstanding debentures in the face amount of $28.2 million.  See "Recent Financings" below.  We do not have any credit facility or working capital line of credit available to us at this time.  The debentures are secured by a first priority lien on substantially all of our assets.  In addition, the debentures impose substantial restrictions on us, including restrictions that prohibit us from incurring additional indebtedness or granting additional liens in our assets.

Our revenues have increased substantially with the AccessLine acquisition, and the growth of our telepresence business.  For the long term, we are looking for an increase in positive cash flow from operations, reducing our need for external capital.

We do not believe our cash reserves at September 30, 2008 are sufficient to maintain operations for the long term and we plan to raise additional capital by selling equity or debt securities. Any future financing may involve substantial dilution to existing investors. There are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available to us on favorable terms or at all. If we are not able to obtain adequate financing, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are able to secure financing in the short term, we may need additional financing thereafter until we achieve profitability.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2007, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Recent Financings

August 2008 Financing

In August 2008, we entered into a debenture and warrant purchase agreement with an institutional investor pursuant to which we issued a senior secured convertible debenture in the aggregate principal amount of $2.0 million, along with a warrant to purchase 608,000 shares of our common stock with an exercise price of $1.00 per share.

In this report we may refer to the debenture we issued in August 2008 as our August 2008 debenture. A summary of the terms of our August 2008 debenture is set forth below. Such summary is qualified by reference to a copy of the August 2008 debenture which is filed as an exhibit to our Form 8-K filed with the SEC on August 14, 2008.

Term	Due and payable on June 30, 2014.
Interest	Interest accrues at the rate of 12.0% per annum and is payable on the first of each month.
Principal Payment	The principal amount, if not paid earlier, is due and payable on June 30, 2014.
Interest Payments
We have the right to make interest payments in cash or, upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

Early Redemption
We have the right to redeem the debenture before maturity by payment in cash of 120% of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debenture we must meet certain equity conditions. The payment of the debenture would occur on the 10th day following the date we gave the holder notice of our intent to redeem the debenture. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debenture.

Voluntary Conversion by Holder	The debenture is convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection.
Forced Conversion
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

Covenants
The debenture imposes certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debenture defines certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control or failure to deliver share certificates in a timely manner. In the event of default, the debenture holder has the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

Security
The debenture is secured by all of our assets under the terms of the amended and restated security agreement we and our subsidiaries entered into with the investor in connection with the June 2008 financing discussed below.  Each of our subsidiaries also gave guarantees, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the debenture and related agreements.

June 2008 Financing

On June 30, 2008, we entered into a securities exchange agreement with the holders of all of our then outstanding debentures and shares of preferred stock, pursuant to which we issued six-year, interest only debentures due June 30, 2014, in exchange for all of our then currently outstanding debentures and shares of preferred stock. The debentures issued amend and restate the terms of the previously outstanding debentures held by the investors.

The terms of the debentures we issued in June 2008, which we refer to as our June 2008 debentures, are substantially similar to the terms of our August 2008 debentures, a summary of which is set forth above. A copy of the June 2008 debentures is filed as an exhibit to our Form 8-K filed with the SEC on July 1, 2008 and qualifies the summary of the terms of our June 2008 debentures set forth in this report.

In connection with the June 2008 transaction described above, the exercise price of all of the warrants to purchase shares of our common stock held by the investors was reduced to $1.00 per share.

Commitments and Contingencies

Debentures

As of September 30, 2008, the principal balance we owe on our outstanding debentures is $28.2 million, all of which is due June 30, 2014.  Monthly interest payments of $0.3 million are payable the first of each month.

At any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $1.25). We have the right to pay interest in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such interest payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future.  If we make interest payments in common stock or the holders voluntarily elect to convert all or a portion of the debentures into common stock, these actions could result in substantial dilution to our existing stockholders.

If our cash flows from operations are not sufficient to make interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures. If we are unable to pay the interest in cash, or elect not to do so to preserve working capital, we will make the payments with our common stock pursuant to the terms of the agreements including a conversion price based on the lower of the then effective conversion price or 85% of the average of the VWAP per share of our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. Making interest payments with our common stock requires that we meet certain equity conditions, one of which is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We currently do not meet this equity condition and will need the investors to waive this equity condition if we are going to make an interest payment with stock. The investors are not required to waive this equity condition, and may require us to pay additional consideration in order to secure their waiver.

If we are unable to make payments, whether in cash or stock, due on our outstanding debentures, we would be in default under those securities. The holders of our debentures would be entitled to demand that all amounts due thereunder be immediately paid in cash, and the holders would have the right to demand that we pay 130% of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

Capital Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31,:

	Operating Leases	Capital Leases
2008	$415,606	$369,894
2009	1,185,667	1,071,672
2010	1,211,313	606,958
2011	1,218,197	273,147
2012	1,223,261	36,250
Thereafter	184,920	—
Total minimum lease payments	$5,438,964	$2,357,921
Less amount representing interest		(337,721)
Present value of minimum lease payments		2,020,200
Less current portion		(993,618)
		$1,026,582

Minimum Third Party Network Service Provider Commitments

We have a contract with a third party network service provider that facilitates interconnects with a number of 3rd party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle.  The contract commenced in October 2003 and was extended in October 2008 for a 36 month term.  The contract can be terminated by delivery of written notice of cancellation 90 days prior to the expiration of the extended term.

Litigation

In January 2008, we issued 72,000 shares of our common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative.  The settlement amount was accrued at December 31, 2007, and was included in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the year ended December 31, 2007.  Under the terms of the settlement, we were required to issue additional shares of our common stock if the  price of our common stock declined during the six month period subsequent to the date of the settlement.  In July 2008, because the price of our common stock so declined, we issued an additional 60,000 shares of our common stock.  The 60,000 shares we issued, valued at less than $0.1 million, is included in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2008.

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

Other

In connection with our acquisition of AccessLine, we may be required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of pre determined revenue and gross margin targets.  The earn out is payable in up to 625,000 shares of our common stock at the end of each six month period ending December 31, 2007, June 30, 2008, December 31, 2008 and June 30, 2009, based on AccessLine’s achievement of targeted revenue and gross profit targets for those periods.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, we issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity. The second earn out period ended June 30, 2008, and we issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity was recorded in our third fiscal quarter of 2008.  There are two additional earn out periods, terminating on December 31, 2008 and June 30, 2009.  We may be required to issue up to an additional 1,250,000 shares of our common stock upon AccessLine's achievement of the future financial objectives associated with those periods.

Other Matters Relating to Future Amortizable Charges

As of September 30, 2008, we have $9.6 million of debt discount and $0.7 million of deferred financing costs included in our balance sheet, which will be amortized to interest expense using the effective interest method over the life of the related debentures.

Recent Accounting Pronouncements

Please see “Note 2 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in "Item 1. Financial Statements" of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of September 30, 2008:

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

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of September 30, 2008.

Management’s Remediation Initiatives

We are in the process of evaluating our material weaknesses.

In an effort to remediate the material weaknesses and other deficiencies that we have already identified, and to enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
Consolidating all accounting functions to our Headquarters in Bellevue and moving to one uniform accounting software platform.  These changes will address the identified material weaknesses reported in our 2007 annual report on form 10-KSB;

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

In light of the identified material weaknesses, management performed (1) significant additional substantive review of those areas described above, and (2) additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, we implemented the following change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act: we consolidated all accounting functions to our headquarters in Bellevue, Washington, utilizing one uniform accounting software platform.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I. Item 1—Description of Business—Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Substantially all of our debentures are held by a single investor, and that investor will be able to control any waivers or amendments to the terms of our debentures and exercise rights and remedies with respect to substantially all of our debentures.

On October 31, 2008, one investor acquired certain of our debentures and warrants that had been held by other investors.  As a result of that acquisition, that one investor, and its affiliates, now holds over 95% of the principal amount of our outstanding debentures.  Among other things, the debentures carry covenants that impose significant restrictions on us and the debentures require us to make payments of interest on a monthly basis.  If we fail to comply with our covenants under the debentures or if we are unable to make payments under debentures when required, we would be in breach or default under the debentures.  See the risk factors entitled "We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of debentures," and "Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations." Under the terms of the debentures, certain amendments or waivers must be approved by the holders of at least 90% of the outstanding principal amount of the debentures.  By virtue of its recent acquisition, the one significant investor, and its affiliates, will have sole authority to approve or not approve any amendment to the debentures or waiver of a breach or default under the debentures.  In addition, the one significant investor, and its affiliates, without regard to the position or desires of other holders, will have the sole authority to exercise any rights or remedies available to it under the terms of the debentures that would affect substantial all of our outstanding debentures.

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, we may not become profitable, and the value of your investment may decline.

We have a limited operating history from which to evaluate our business and prospects. We incurred a net loss of $2.8 million for the nine months ended September 30, 2008, $10.6 million for the year ended December 31, 2007 and $3.1 million for the year ended December 31, 2006. We have an accumulated deficit of $25.4 million at September 30, 2008. Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our June 2008 and August 2008 private placements, in the aggregate, we issued a total of $28.1 million principal amount of debentures convertible into our shares of common stock at a current conversion price of $1.25 per share. As of September 30, 2008, we had warrants outstanding to purchase 12,239,718 shares of our common stock. In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock at the time of the closing of the acquisition, an additional 1,128,382 in the aggregate in connection with the earn out periods ended December 31, 2007 and June 30, 2008, and may issue up to an additional 1,250,000 shares in connection with the earn out periods ending December 31, 2008 and June 30, 2009. Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144. As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of debentures.

We incurred $28.1 million in principal amount of indebtedness as a result of the issuance of the debentures in our June 2008 and August 2008 private placements, the principal balance of which is due June 30, 2014. The debentures carry covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

Our outstanding debentures accrue interest at the rate of 12.0% per annum, payable on the first of each month.  We have the right to pay interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future. If we make interest payments in common stock or the holders voluntarily elect to convert all or a portion of the debentures into common stock, these actions could result in substantial dilution to our existing stockholders. To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds. If we are unable to make payments under debentures when required, either in cash or in common stock, we would be in default under those securities, certain consequences of which are discussed below. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business. Any such action could impose significant costs on us and require us to curtail or cease operations.

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

Upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any interest payment on our debentures in common stock valued at a price equal to the lesser of the then effective conversion price (initially $1.25) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future. To the extent that we pay interest in common stock during a period when our common stock price is low (which we have done in the past), such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward. Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").

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

We do not currently offer E911 service in all areas where our customers are located. In some areas, emergency calls are delivered with the caller's address or callback number. In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point or emergency services provider and providing the customer's service location and phone number to those local authorities. In late July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. We do not know what effect this law will have on our call center solution at this time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

In November 2008, we issued an aggregate 385,307 shares of our common stock to pay the monthly interest payment for the June 2008 Debentures.

In November 2008, we issued an aggregate of 908,498 shares of our common stock for the converted principal and interest of our June 2008 Debentures.

In October 2008, we issued an aggregate of 750,009 shares of our common stock for the converted principal and interest of our June 2008 Debentures.

In October 2008, we issued an aggregate 332,100 shares of our common stock to pay the monthly interest payment for the June 2008 Debentures.

In September 2008, we issued an aggregate of 228,047 shares of our common stock for the converted principal and interest and for the monthly interest payment for our June 2008 Debentures.

In August 2008, we issued an aggregate 550,382 shares of our common stock to pay the monthly interest payment for the June 2008 Debentures.

In August 2008, we issued 529,252 shares of our common stock pursuant to the earn out provisions of the AccessLine acquisition agreement for the period ending June 30, 2008.

In August 2008, we issued an aggregate of 250,067 shares of our common stock for the converted principal and interest of our June 2008 Debentures.

In August 2008, we issued 60,000 shares of our common stock per the terms of the January 2008 settlement of a claim by a former independent sales representative for compensation for services rendered.

In July 2008, we issued an aggregate of 100,021 shares of our common stock for the converted principal and interest of our June 2008 Debentures.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.

/s/ J. Paul Quinn
Date: November 12, 2008	J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of senior secured convertible debenture issued in connection with the August 2008 financing (1)
4.2	Form of warrant issued in connection with the August 2008 financing (1)
10.1	Debenture and Warrant Purchase Agreement dated August 13, 2008 (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on August 14, 2008