Form 10-K
period 2008-12-31
Telanetix,Inc
filed 2009-03-27
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
❒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

Commission File No. 000-31639

TELANETIX, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

77-0622733
(I.R.S. Employer Identification No.)

11201 SE 8th Street, Suite 200, Bellevue, Washington
 (Address of principal executive offices)

98004
 (Zip Code)

(206) 621-3500
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class
Common Stock, Par Value $0.0001

Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ❒   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❒    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❒  No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.40 per share), was approximately $9.6 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of June 30, 2008.

As of March 20, 2009, there were 31,366,662 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2008 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE ABOUT RESTATEMENT

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

We have restated herein our consolidated financial information for each of the three, six and nine months ended March 31, June 30 and September 30, 2007, respectively, to correct errors in such consolidated financial information.  These errors were attributable to errors in the valuation of warrants issued in connection with our financings in December 2006, February 2007 and August 2007.  More information regarding the impact of the restatements on our consolidated financial information for the interim periods of fiscal 2007 is disclosed in Note 21 to our consolidated financial statements included in this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1. BUSINESS

Our Development

Telanetix, Inc. was originally incorporated in the State of Nevada in November 2002 under the name "AER Ventures, Inc."  On August 18, 2005, we entered into an exchange agreement with Telanetix, Inc., a California corporation, or "Telanetix-California," a company that had been engaged in the development of next generation telepresence videoconferencing solutions since 2001.  Under the exchange agreement, we acquired all of the outstanding capital stock of Telanetix-California in exchange for our issuance to the stockholders of Telanetix-California an aggregate of 7,254,000 shares of our common stock.  As a result of the exchange, Telanetix-California became our wholly-owned subsidiary.  In connection with the exchange we experienced a change of control, and the exchange was treated as a "reverse merger" for accounting purposes.  We reincorporated from a Nevada corporation to a Delaware corporation on March 15, 2006, and changed our name from "AER Ventures, Inc." to our current name, "Telanetix, Inc." Following this transaction, we developed our telepresence solution, established channel partner relationships and began selling our telepresence systems directly to end-users.

Effective April 1, 2007, we acquired AVS Installations, LLC, or "AVS."  AVS provides integration, consultation and implementation solutions for customers desiring audio-visual and videoconferencing systems and products.  AVS, as our wholly-owned subsidiary, operates as a sales and integration arm for our video products.

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

Our business operates in two segments: Video Solutions and Voice and Network Solutions.  Our Video Solutions segment includes our telepresence solutions and other supporting audio-visual applications, and accounted for 20% of our revenues in 2008.  Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions and telepresence Network Services, and accounted for 80% of our revenues in 2008.

See Note 19 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues, gross margin and total assets.  A discussion of factors that may affect our operations is set forth in "ITEM 1A. RISK FACTOR."

From 2002 until the second quarter of 2007, our sole business was the development and sale of telepresence solutions.  During this time we developed our telepresence solution, established channel partner relationships and began selling our telepresence systems directly to end-users.

During the second quarter of 2007, we acquired AVS.  With that acquisition, we expanded our business to provide integration, consultation and implementation solutions for customers desiring audio-visual, videoconferencing, and telepresence systems and products.  At the time of the Acquisition, AVS was one of our channel partners who distributed our telepresence systems and related solutions in New York, New Jersey and nearby regions of the United States.  AVS now operates as the sales and integration arm for our video products.

Through September 14, 2007, our revenues were derived solely from the sale of telepresence and audio-visual solutions.

On September 14, 2007, we expanded our business by acquiring AccessLine, a provider of hosted VoIP solutions to the small-and-medium business marketplace.  AccessLine's product offerings include VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist.  The AccessLine acquisition expanded our IP communications offerings to include a variety of voice and messaging solutions.

Our revenues principally consist of: (1) monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service, and (2) telepresence network and installation services, which include connectivity and Network Operations Center Services for telepresence systems.

Products and Services

Telepresence

Through our Digital Presence TM product line we provide our customers with a complete system for telepresence.  The core of our system is our software components, all of which are developed internally and pre-loaded on a standard Linux server.  Our telepresence solutions are based on next generation IP standards.  We have implemented software-based (embedded Linux with real-time extensions) video encoders and decoders based on MPEG-4, the latest video compression technology from the International Standards Organization.  For call setup and management, we have implemented and use control protocols based on the Internet Engineering Task Force's Session Initiation Protocol standard.  We have also developed a bandwidth management system which is designed to optimize the transmission of video and data over a single network connection.  In addition, we have developed a control system to facilitate hassle-free use of the system.  We believe that the integration of all of these necessary components into a single system results in ease of use, reliability and quality that is superior to other telepresence systems.  A Digital Presence system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing.  Our systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements.

Our channel partners and our subsidiary, AVS, act as system integrators to design, build-out and install the complete telepresence system, including components and peripheral equipment to meet the application needs of the customer.  By delivering Digital Presence to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.  We also offer a number of related services, including network connectivity services, which may generate recurring revenues for both us and our channel partners.

VoIP Solutions

Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications.  At the core of these business phone services are proprietary software components, all of which are developed internally and loaded on standard commercial grade servers.  The AccessLine phone services can be delivered with a variety of hosted features configured to meet the application needs of the customer.  By delivering business phone service to the market in this manner, our AccessLine Voice Service Division offers flexibility to customers and can serve a variety of business sizes.

AccessLine offers two hosted VoIP services: Digital Phone Service and VoipVolume Service.  Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers.  VoipVolume Service is for larger businesses, and is targeted at those with large calling volumes looking for cost effective alternatives to traditional carrier offerings. VoipVolume Service does not include user equipment such as business phones, and can support businesses of hundreds of employees.

As part of its hosted product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with after hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

AccessLine also offers non-hosted solutions such as its SmartOfficeTM product that provides a variety of communication services.  A customer can select the SmartOffice features necessary to meet that customer's individual needs.  Available SmartOffice features include the following:

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

Market

We began marketing our Digital PresenceTM telepresence systems in 2005.  We target our sales to large and mid-sized companies, universities and governmental agencies that have videoconferencing systems but may be disappointed with their performance or want to expand their installations.  We also target large and mid-sized companies, universities and governmental customers who have not used videoconferencing, but might benefit from having an environment for their employees and students to effectively communicate and share ideas and information without the cost, inconvenience and safety concerns associated with today's travel conditions.

Our AccessLine Voice Services Division has been offering business phone solutions and applications to the business market since 1998, and currently targets the small and mid-sized business market in the United States. According to Access Market International Partners Study, April 2007, there are over 15 million businesses in the U.S. with 50 employees or fewer, by far the largest share of the business marketplace for telephony services.

Distribution

Telepresence

We bring our Digital Presence TM telepresence systems to market through direct sales and through select channel partners.  We have established channel partner relationships with some of the premiere audio visual integrators in the United States.

VoIP Solutions

The AccessLine Voice Division brings its business phone service to market through direct sales and through select channel partners.  AccessLine has established channel partner relationships with two large business retailers in the United States, Office Depot and Costco.  Both retailers market AccessLine's business phone service through online distribution, much of which is fully automated.  In addition, the AccessLine Voice Division sells directly to the business market via online advertising and direct fulfillment.

Suppliers

Telepresence

All of our primary software system components have been developed internally by our product and software development team.  To maintain compatibility with the most current industry standards, we have licenses for standard protocol libraries from the MPEG Licensing Authority, Radvision, Intel, AMD, and others.  Our systems are standards-based.  Accordingly, we can and do purchase hardware components, including computers, monitors, cameras, microphones and similar equipment from a variety of third party suppliers on a purchase order basis.  As a result, we are not dependent on any small group of suppliers for such equipment.

We offer network services for customers that do not have their own network.  The backbone for the network we offer is provided by Savvis Communications Corporation.  We invoice our customers for the network services and apply a portion of the revenues to pay Savvis.

VoIP Solutions

All of AccessLine's primary software system components have been developed internally by the AccessLine product and software development team.  AccessLine’s software conforms to industry accepted telecommunications standards.  Accordingly, AccessLine is able to leverage third-party components within its platform and to integrate with the wide variety of equipment employed by its customers.

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

Competition

Telepresence

Telepresence is a segment of the larger videoconferencing market.  The videoconferencing market is dominated by large companies such as Polycom, Inc. and Tandberg, each of which sells a variety of videoconferencing solutions at different price points.  Hewlett Packard and Cisco Systems have also introduced high quality telepresence systems.  What differentiates telepresence from videoconferencing is the focus on providing a high quality, immersive experience.

We compete in the telepresence market on the basis of quality, ease of use and cost.  We believe the quality of our video and audio resolution is comparable to our competitors.  Our focus on software and standards gives us the ability to upgrade our solutions effectively and to offer a variety of solutions at attractive price points.  Further, by developing a user interface which we believe makes using the system as easy as using a telephone, system utilization is increased.  We believe that the combination of high system utilization and a purchase price that is a fraction of the price of competing telepresence systems gives our users the ability to realize rapid return on investment.

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

Because most of our target VoIP customers are already purchasing communications services from one or more of these providers, our success depends upon our ability to attract these customers away from their existing providers.  This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market.  We believe that we will be able to attract and retain customers based on the quality of our solutions and customer service, integration with a variety of legacy telephone systems, nationwide network, flexible feature set, network and operating architecture and support for industry standards.

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

We, as do many VoIP providers, rely on a third party to route emergency calls originated by our customers.  For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances.  The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point, or PSAP, which is a local call center staffed by trained emergency operators, or first responder.  The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our subscribers directly to a PSAP.  We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP.  As of December 31, 2008, we provided emergency calling services to substantially all of our applicable VoIP subscribers.

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

Universal Service Fund.

In June 2006, the FCC concluded that VoIP providers must contribute to the Universal Service Fund, or USF.  The FCC established a contribution safe harbor percentage of 64.9% of total VoIP service revenue.  Alternatively, VoIP providers are permitted to calculate their contribution based on FCC pre-approved traffic studies.  We began contributing to the USF on October 1, 2006 using the 64.9% safe harbor.  In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers.  The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time.  There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, there are various states that contend that providers of interconnected VoIP services, like us, should contribute to its USF fund. As to some of those states, such as Nebraska, courts have issued a preliminary injunction and found that such state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. The proceeding was recently stayed while the U.S. Court of Appeals for the Eighth Circuit considers an appeal filed by the Nebraska Public Service Commission regarding this matter. We cannot predict the final outcome of this litigation nor its impact on us at this time. However, we do contribute to the USF funds of 15 states at this time.

Customer Proprietary Network Information.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.  Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent.  The CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.  We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules.  New FCC rules regarding CPNI went into effect on December 8, 2007.  These new rules included a requirement to file a revised CPNI compliance certificate by March 1, 2008, and then annually moving forward.  Pursuant to these new rules, AccessLine filed a revised CPNI compliance certificate with the FCC in February 2008, and again in February 2009.  These rules may impose additional compliance costs on our business and reduce our profitability or cause us to increase the retail price for our services.

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

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet.  We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter.  Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of VoIP services and to manufacturers of specially designed equipment used to provide those services.  Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements.  In addition, the FCC said that VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services.  Although we contribute to the TRS fund as required, we have not yet implemented a solution for the 711 abbreviated dialing requirement.  We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we do not comply with these obligations. We contribute to the TRS fund as required.

The FCC granted a limited waiver of the 711 call handling requirement. While still mandating that VoIP providers like us are required to transmit 711 calls to a relay center and to contribute to the TRS fund, the FCC waived the requirement, until March 31, 2009, insofar as it requires such providers to transmit the 711 call to an "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller's last registered address. We have not yet implemented a solution for the 711 abbreviated dialing requirements.  We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we do not comply with these obligations.

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

The other order, released on November 8, 2007, imposes local number portability and related obligations on VoIP providers, such as requiring VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis.  The assessment of local number portability fees to our VoIP service will increase our costs and reduce our profitability or cause us to increase the price of our VoIP service offerings. We believe that we can conform to local number portability and related obligations standards but we are reliant on our carrier partners to process and to accomplish ports. We could be subject to informal or formal complaints filed with either the state public utilities' commissions or with the FCC if we fail to process ports within industry established guidelines. Other carriers or consumers could also sue us in state or federal court should we fail to comply.

Research and Development

We currently employ 25 individuals in research, development and engineering activities, focusing on the design and development of new products and services, as well as the development of enhancements and features to our existing products and services.  During 2008 and 2007, our research, development and engineering expenses were approximately $5.6 million and $2.2 million, respectively.

In our telepresence business, we continue to develop and release product enhancements designed to allow our Digital Presence™ product line to be even more highly interoperable with leading H.323 and SIP desktop and stand alone videoconferencing systems. We have improved quality and bandwidth efficiency of our MPEG4 and H.264 video codec and AAC audio codec.  In addition to our existing audio codecs, we have licensed G 722.IC (Polycom Siren14TM) for improved interoperable audio. We are leveraging the flexibility of our technology platform to specifically target high impact and/or high volume verticals to create uniquely adapted and positioned products. We have completed our High Definition (HD) platform expansion and now support multiple levels of HD and Standard Definition (SD) video in the same technology platform across our product line.  Our HD products can interoperate with our existing SD products, and we continue to expand interoperability of HD, SD, and application workflow specific mixes of the two among our Digital Presence systems and with desktop and stand alone systems.

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

Employees

We have 123 full-time employees as of March 10, 2009, and 3 part-time employees.  We also retain independent contractors to perform software development projects.  We currently have four independent contractors working on software development projects.

To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements.  We believe our relationships with our employees are good.

ITEM 1A. RISK FACTORS

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

Risks Related To Our Financial Condition

The impact of the current economic climate and tight financing markets may impact consumer demand for our products and services.

Many of our existing and target customers are in the small and medium business sector. Although we believe our products and services are less costly than traditional telephone services, these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services. If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and services, could cause delay and lengthen sales cycles and could cause our revenue to decline.

Although we maintain allowances for returns and doubtful accounts for estimated losses resulting from  product returns and the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return and bad debt rates that we have in the past, especially given the current economic conditions. Additionally, the combination of our lengthy sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

 We have experienced significant losses to date and may require additional capital to fund our operations. The current financial climate may make it more difficult to secure financing, if we need it.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, we may not become profitable, and the value of your investment may decline.

We incurred a net loss of $9.7 million for the year ended December 31, 2008, and $10.6 million for the year ended December 31, 2007.  We have an accumulated deficit of $32.3 million at December 31, 2008.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

We believe our cash balance, along with other cost saving initiatives we have planned for 2009, if implemented successfully, is sufficient to fund our operations through fiscal 2009. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations, which could harm our business, results of operations, and future prospects.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended December 31, 2008 and December 31, 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $9.7 million for the year ended December 31, 2008, and $10.6 million for the year ended December 31, 2007.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our December 2006 and February 2007 private placements, in the aggregate, we issued a total of $5.2 million principal amount of convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  In our August 2007 private placement we issued 13,000 shares of our Series A preferred stock, $8.0 million principal amount of convertible debentures and warrants to purchase 2,584,198 shares of our common stock.  In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock, and may issue up to an additional 2,500,000 shares upon the achievement of certain future financial objectives.  In our March 2008 Private Placement, in the aggregate, we issued a total of $3.4 million principal amount of convertible debentures and warrants to purchase 814,285 shares of our common stock.  In our August 2008 Private Placement we issued $2.0 million principal amount of convertible debentures and warrants to purchase 608,000 shares of common stock.  In our December 2008 Private Placement we issued $1.5 million principal amount of convertible debentures and warrants 456,000 shares of common stock.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

We currently owe, in the aggregate, approximately $29.6 million in principal on our outstanding debentures, substantially all of which are held by one investor and its affiliates.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

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

Our debentures contain covenants that may impair our ability to issue additional debt or equity.

Our outstanding debentures, impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  For example, the investors in our December 2008 Private Placement have the right to participate in any financing we undertake through December 2009.  In addition, we may not, directly or indirectly, redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition.

Substantially all of our debentures are held by a single investor, and that investor will be able to control any waivers or amendments to the terms of our debentures and exercise rights and remedies with respect to substantially all of our debentures.

On October 31, 2008, one investor acquired certain of our debentures and warrants that had been held by other investors.  As a result of that acquisition, that one investor and its affiliates, now holds over 97% of the principal amount of our outstanding debentures.  Under the terms of the purchase agreement entered into in connection with the debentures, certain amendments or waivers must be approved by the holders of at least 90% of the outstanding principal amount of the debentures.  By virtue of its recent acquisition, the one significant investor, and its affiliates, will have sole authority to approve or not approve any amendment or waiver.  In addition, the one significant investor, and its affiliates, without regard to the position or desires of other holders, will have the sole authority to exercise any rights or remedies available to it under the terms of the debentures that would affect substantially all of our outstanding debentures.

If we pay interest or principal on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

Under the terms of our debentures, interest payments begin in January 2010.  We have the right to pay interest in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  To the extent that we pay interest in common stock during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward.  Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called "death spiral").

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

Our debentures require quarterly interest payments starting in January 2010 and continuing through June 2014. Our 2008 Debentures accrue interest at the rate of 13.5% per annum through September 2010 and then 18% per annum through June 2014 and no principal payment due until maturity in June 2014.  The debenture we issued in our December 2008 financing accrues interest at the rate of 12% per annum through September 2010 and then 18% per annum through June 2014 and no principal payment due until maturity in June 2014.   We have the right to pay interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  To make interest payments on the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

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

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our debentures or the exercise price of one warrants, it will result in additional dilution.

Our debentures and warrants contain provisions that require us to reduce their respective conversion price or exercise price if we issue other securities at a lower purchase price or with a lower conversion or exercise price.  When this occurs, generally stockholders sustain material dilution in their ownership interest.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of March 20, 2009, 31,366,662 shares of our common stock were issued and outstanding, of which 10,258,112 shares are "restricted securities."  Under some circumstances, these restricted securities may, in the future, be sold in compliance with Rule 144 adopted under the Securities Act of 1933, or the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who is not an affiliate and who has beneficially owned restricted securities for at least six months is entitled to sell such shares under Rule 144.

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

We may lose a key account.

We currently provide our Smart Number TM product to approximately 25,000 end users for a single customer, which generates over $900,000 of our revenue on a quarterly basis.  Over two years ago, that customer informed us that it planned to migrate away from the use of our Smart Number TM product.  The migration process has extended longer than we anticipated but the customer’s intentions have not changed.  If we cannot identify new customers to offset this anticipated loss in business our financial position and results of operations will decline.

The sales cycle for our telepresence system can be long and unpredictable and current  economic conditions are adverse to large capital purchases

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

In this down economy, the telepresence sales cycles are lengthening and potential customers are finding it more difficult to find capital for large expenditures such as telepresence systems.  Should this trend persist, we may be forced to substantially reduce staffing for sales and research and development to conserve cash until the economy improves and these trends change.

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

Our VoIP services are not the same in all respects as those provided by traditional telephone service providers.  For example:

•
In some cases, we utilize a data circuit rather than traditional wireline voice circuits to interconnect to existing customer equipment.  This requires the additional use of a modem and gateway on the customer's premises, which is an unfamiliar concept for many of our customers.

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of March 5, 2009, we had two patents relating to IP call processing and security.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

We do not currently offer E911 service in all areas where our customers are located. In some areas, emergency calls are delivered with the caller's address or callback number. In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point or emergency services provider and providing the customer's service location and phone number to those local authorities. In late July 2008, the "New and Emerging Technologies 911 Improvement Act of 2008" was enacted.  This law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. We do not know what effect this law will have on our call center solution at this time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

Broadband Internet access services and VoIP services are subject to CALEA.  All VoIP providers, such as us, were to become fully CALEA compliant by May 14, 2007.  We engaged a third party to help us develop a solution to be CALEA compliant.  In February 2007, we notified the FCC that we did not expect to have  a CALEA compliant solution completed by May 14, 2007, but that we instead expected to have the development complete by September 1, 2007.  Our formal CALEA compliance testing with the third party was completed on September 28, 2007.  Currently, our CALEA solution is fully deployed in our network.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.  Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business.

Our inability to comply with the requirements of federal and other regulations related to customer proprietary network information could adversely affect our VoIP business.

We recently became subject to the customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and services purchased by the consumer, such as call waiting, call forwarding, and caller ID.  Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent.  We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules.  New FCC rules regarding CPNI went into effect on December 8, 2007.  These new rules included a requirement to file a revised CPNI compliance certificate by March 1, 2008, and then annually moving forward.  Pursuant to these new rules, AccessLine filed a revised CPNI compliance certificate with the FCC in February 2008 and again in February 2009.

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

Based upon a new Internal Revenue Service ruling, we ceased collecting federal excise tax on August 1, 2006 on long-distance or bundled services.  On July 1, 2006, we began collecting certain state and local E911 charges from our customers for these amounts.  The amounts collected from our customers are remitted to the proper authorities.  We have not collected or accrued liabilities for E911 taxes prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results.Also, we are currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi.  Our current certification status in these three states may leave us liable for fees and penalties that could decrease our ability to compete with traditional telephone companies.  In addition, future expansion of our service, along with other aspects of our evolving business, may result in additional sales and other tax obligations.  One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us.  We have received inquiries or demands from numerous state authorities and may be subjected to audit at any time.  A successful assertion by one or more taxing authorities that we should collect sales, use or other taxes on the sale of our services could result in substantial tax liabilities for past sales, could decrease our ability to compete with traditional telephone companies, and could adversely affect our business.

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

If the holders of our outstanding convertible securities convert or exercise such securities into common stock, we will issue up to 98,305,262 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of March 20, 2009, we had 31,366,662 shares of common stock outstanding.  As of March 20, 2009, we also had debentures which convert into 74,123,251 shares of common stock (assuming conversion at their respective current conversion price and assuming payment of all accrued interest in cash), warrants which are exercisable for 12,695,718 shares of common stock and stock options that are exercisable for 11,486,293 shares of common stock.  The conversion price and exercise price, respectively, of our debentures and warrants are subject to adjustment.  If such conversion price or exercise price is adjusted, this would lead to the issuance of additional shares upon conversion or exercise, as applicable.  If the holders of our debentures, warrants, and stock options convert or exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Our corporate offices are located at 11201 SE 8th Street, Suite 200 in Bellevue, Washington 98004, where we lease approximately 30,425 square feet of office space.  The lease term, which began on January 1, 2008, is 62 months, and the average monthly rental payment including utilities and operating expenses for the facility is approximately $98,000 per month.

AVS leases approximately 7,826 square feet of office space at 400 Raritan Center Parkway, Suite D, in Edison, New Jersey.  The lease term is 61 months, expiring November 30, 2012.  The average monthly rental payment including utilities and operating expenses for the facility is approximately $8,000 per month.

We have a research and development office at 4542 Ruffner St., Suite 110 San Diego, California, where we lease approximately 1,337 square feet of office space.  This lease is for a term of 24 months which commenced in September 2008.  The monthly rental payment including utilities and operating expenses for the facility is approximately $2,823.

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

In January 2008, we issued 72,000 shares of our common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative.  The settlement amount was accrued at December 31, 2007, and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.  Pursuant to the terms of the settlement, we were required to issue additional shares of our common stock if our stock price declined during the six month period subsequent to the date of the settlement.  In July 2008, pursuant to terms of the settlement, we issued an additional 60,000 shares of common stock valued at less than $0.1 million, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the OTC Bulletin Board under the symbol "TNXI"  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended December 31, 2008	High	Low
Fourth Quarter	$0.19	$0.06
Third Quarter	$0.65	$0.18
Second Quarter	$1.65	$0.35
First Quarter	$2.54	$1.59

For the year ended December 31, 2007
Fourth Quarter	$3.83	$2.06
Third Quarter	$5.20	$2.75
Second Quarter	$7.39	$4.60
First Quarter	$5.76	$1.16

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 20, 2009, 31,366,662 shares of our common stock were issued and outstanding, and held by approximately 113 stockholders of record.

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

Recent Sales of Unregistered Securities

In February 2009, we issued 515,622 shares of our common stock pursuant to the earn out provisions of the AccessLine acquisition agreement for the period ending December 31, 2008.  The issuance of the shares of common stock described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The issuance was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with this offering.

ITEM 6.   SELECTED FINANCIAL DATA

   As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

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

AccessLine offers two business dialtone products: SmartVoice™ and Digital Phone Service. SmartVoice™ replaces a customer's existing telephone lines with a VoIP alternative, but allows the customer to keep using its current phone equipment. This product is targeted at the mid-size business market. The customer has the ability to select the number of office locations, number of phone lines and types of phone numbers. Digital Phone Service is a combined package of a digital phone system and accompanying service, geared for small companies with 20 or fewer employees at a single location. The customer selects how many phone lines and how many stations, and selects optional features such as Automated Attendant, conference calling or fax numbers. AccessLine then preconfigures the phone system to the customer’s specifications, and ships it directly to the customer.

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

Through our Digital Presence TM product line we provide our customers with a complete system for telepresence video conferencing. The core of our system is our software components—video and audio encoder and decoders, call signaling and bandwidth management—all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. A Digital Presence TM system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements. Our channel partners and our subsidiary, AVS, act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

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

•
Partnered with Costco Wholesale® (a national and international operator of membership warehouses) to provide new digital phone and service to small office/home office (SOHO) customers.  In addition, Costco Wholesale selected our Voice Solution as its "Service of the Month" in March, 2009

•	Consolidated business units and reduced operating expenses

•	Secured $6.5 million of additional working capital through three financings in March 2008, August 2008 and December 2008.

•	Restructured short term debt and preferred stock to six year interest only convertible debenture.

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

During 2008, we partnered with Costco Wholesale®, a national and international operator of membership warehouses, to launch a new VOIP product. Under this arrangement we are offering a combined business phone service and business phone system package to Costco's Membership, targeted at members running small businesses with five or fewer employees. This segment represents over 60% of all registered businesses in the U.S. To simplify the purchase process for Costco Members, AccessLine Digital Phone Service is sold as a complete cutting-edge phone system; we bundle our VoIP applications and network services with third party equipment, including all necessary phones. The package is packed with features that make the whole purchase and installation process easy for the Costco business member, such as an equipment installment purchase plan rather than a large upfront charge, one point of contact rather than dealing with a service provider and an equipment provider, plug and play installation, and service quality monitoring.

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

Recent Financings

    March 2008 Financing

On March 27, 2008, we entered into a securities purchase agreement with two of the institutional investors that invested in the previous private placements, pursuant to which we issued original issue discount 6.0% senior secured convertible debentures in the aggregate principal amount of $3.4 million (issued at an original issue discount of 12.5%), along with five year warrants to purchase 814,285 shares of common stock at a price of $1.92 per share, subject to adjustment, including full-ratchet anti-dilution protection.  We refer to this transaction as the March 2008 Private Placement.  The March 2008 Private Placement resulted in net proceeds of $2.8 million, after deducting fees and expenses of $0.2 million which were capitalized as deferred financing costs.  In addition to the fees and expenses related to the transaction, we issued our investment banking firm a warrant to purchase 78,125 shares of common stock at $1.92 per share.  The warrant is exercisable immediately and expires in March 2013.  The value of the warrant, $67,734, was capitalized as deferred financing costs.

The debentures we issued in March 2008 were originally set to mature on April 30, 2010 and monthly redemption payments were to begin on October 1, 2008.  The terms of these debentures were amended and restated in June 2008.  See “June 2008 Financing,” below.

The holders of the debentures issued in March 2008 converted $3.4 million of principal value into the debentures issued in June 2008.

June 2008 Financing

On June 30, 2008, we entered into a securities exchange agreement with the investors in our previous debenture and preferred stock financings and issued six-year, interest only debentures due June 30, 2014 in exchange for all of the then outstanding debentures and shares of our preferred stock.  The debentures issued in June 2008 amend and restate the terms of the previously outstanding debentures.  The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million.  Also in conjunction with the transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00, which was subsequently reduced to $0.40 per share in connection with our December 2008 financing, discussed below.  The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price.

In December 2008, we amended certain terms of the debentures issued in June 2008 which are discussed below under the heading “Amendment of Outstanding Debentures and Warrants.”

The following summarizes the terms of the debentures issued in June 2008, as amended:

Term. The debentures are due and payable on June 30, 2014.

Interest. Interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (c) 18% per annum from October 1, 2012 until maturity.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. Interest payments are due quarterly on January 1, April 1, July 1 and October 1, commencing with a payment on January 1, 2010. We have the right to make interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (amended to $0.40) or 85% of the average of the VWAP per share of the common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

Early Redemption. We have the right to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debentures we must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion received from a holder before the pay off date of the debentures.

Voluntary Conversion by Holder. The debentures, as amended, are convertible at anytime at the discretion of the holder at a conversion price per share of $0.40, subject to adjustment including full-ratchet, anti-dilution protection.

Forced Conversion. Subject to compliance with certain equity conditions, we also have the right to force conversion if the VWAP for its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject to our meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of our common stock by the holder and its affiliates following such conversion, which cap may increase to 9.99% by the holder upon not less than 61 days notice.

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

August 2008 Financing

On August 13, 2008, we entered into a separate debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which we issued a senior secured convertible debenture with a principal amount of $2.0 million, along with a five year warrant to purchase 608,000 shares of our common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  In December 2008, we amended certain terms of the debentures issued in June 2008 and August 2008. The rights and obligations of the investor and of us with respect to the debenture we issued in this financing are identical to the rights and obligations of the debentures we issued in June 2008, as amended.  The rights and obligations of the investor and of us with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers’ signatory thereto.

December 2008 Financing

On December 11, 2008, we entered into a debenture and warrant purchase agreement with an institutional investor and a holder of our June 2008 Debentures and August 2008 Debentures pursuant to which we issued a senior secured convertible debenture in the principal amount of $1.5 million, along with a warrant to purchase 456,000 shares of our common stock with an exercise price of $0.40 per share. This financing transaction resulted in net proceeds to us of $1.5 million. We may refer to this financing as our December 2008 financing in this report.

The terms of debentures issued in December 2008 are substantially similar to the terms of the debentures issued in June 2008 and August 2008, except as follows: interest is payable quarterly at the rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until the maturity date.

Amendment of Outstanding Debentures and Warrants

In connection with our December 2008 financing, we entered into an amendment agreement with the holders of the debentures we issued in June 2008 and August 2008, or, together, the "2008 Debentures," and the warrants we issued in December 2006, February 2007, March 2008 and August 2008, or, collectively, the "2006-2008 Warrants."

With respect to the 2008 Debentures, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum. As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (c) 18% per annum from October 1, 2012 until maturity.

As a result of the issuance of the debenture and warrant in the December 2008 financing discussed below, the conversion price and exercise price of the 2008 Debentures and 2006-2008 Warrants was reduced to $0.40. However, under the amendment agreement, the parties agreed to waive the adjustment provision of the 2006-2008 Warrants that would have increased the number of shares subject to the 2006-2008 Warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

Outlook

We are entering 2009 with a solid product line of both voice and video solutions, including our Digital Phone Service.  We experienced growth in revenues and gross margins for each of our Video Solutions and Voice and Network Solutions segments in 2008 compared to 2007.  We have aggressively reduced operating expenses in 2008 and expect that the benefits of those reductions, together with additional planned cost savings, will positively impact our operating results for 2009.  If we can continue to generate revenue and gross margin improvements consistent with our growth in 2008 and maintain control of our operating expenses, we believe that our existing capital will be sufficient to finance our operations for 2009.

However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  We have witnessed some slow down on our Video Solutions segment.  In addition, we have limited financial resources.  Unforeseen decreases in revenues, or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Based on currently available information, management believes 2009 revenues will show double digit increases in growth over 2008 numbers.  We are committed to achieving positive cash flow in 2009 and are working to put the Company in a position to make interest payments in cash under our debentures when such payments commence in 2010.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent registered auditors issued a going concern uncertainty in their report dated March 27, 2009, since there is substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2008	2007
Net loss	$(9,683,630)	$(10,633,026)
Negative cash flow from operating activities	(5,447,148)	(5,582,487)
Working capital deficit	(7,967,417)	(13,585,737)
Stockholders’ equity	944,324	18,377,773

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

We have supported current operations by raising additional operating cash through the private sale of our preferred stock and convertible debentures.  This has provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position.  We are considering alternatives to address our cash flow situation that include: (1) reducing cash operating expenses to levels that are in line with current revenues and (2) raising capital through additional sale of equity or debt securities.

The second alternative could result in substantial dilution of existing stockholders.  There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations.  Our long-term viability as a going concern is dependent upon our ability to:

•	achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations; and
•	locate sources of debt or equity funding to meet current commitments and near-term future requirements.

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

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Our business operates in two segments: Video Solutions and Voice and Network Solutions.  Our Video Solutions segment includes our telepresence solutions and integration, consultation and implementation solutions.  Our Voice and Network Solutions segment includes our VoIP communications offerings which include a variety of voice and messaging solutions.

Revenues, Cost of Revenues and Gross Profit

	Year ended December 31, 2008			Year ended December 31, 2007			Increase (decrease)
	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total	Video Solutions	Voice and Network Solutions	Total
Net revenues:
Product	$6,155,571	$—	$6,155,571	$4,791,687	$—	$4,791,687	$1,363,884	$—	$1,363,884
Services	376,860	26,093,551	26,470,411	106,426	7,279,575	7,386,001	270,434	18,813,976	19,084,410
	6,532,431	26,093,551	32,625,982	4,898,113	7,279,575	12,177,688	1,634,318	18,813,976	20,448,294

Cost of revenues:
Product	4,946,258	—	4,946,258	3,683,274	—	3,683,274	1,262,984	—	1,262,984
Services	382,027	11,360,629	11,742,656	135,190	3,385,660	3,520,850	246,837	7,974,969	8,221,806
	5,328,285	11,360,629	16,688,914	3,818,464	3,385,660	7,204,124	1,509,821	7,974,969	9,484,790

Gross profit	$1,204,146	$14,732,922	$15,937,068	$1,079,649	$3,893,915	$4,973,564	$124,497	$10,839,007	$10,963,504

Gross profit %	18.43%	56.46%	48.85%	22.04%	53.49%	40.84%

Net revenues for 2008 were $32.6 million, an increase of $20.4 million, or 168%, over 2007.  Net revenues in our Video Solutions segment increased $1.6 million primarily as a result of our full year 2008 results of the acquisition of AVS in April 2007.  Net revenues in our Voice and Network Solutions segment increased $18.8 million as a result of full year 2008 results of our acquisition of AccessLine in September 2007.

In 2008, one customer accounted for 11% of our Video Solutions segment net revenues, and one customer accounted for 15% of our Voice and Network Solutions segment net revenues.  In 2007, one customer accounted for 21% of our Video Solutions segment net revenues, and one customer accounted for 16% of our Voice and Network Solutions segment net revenues.

Cost of revenues for 2008 were $16.7 million, an increase of $9.5 million, or 132%, over 2007.  Cost of revenues in our Video Solutions segment increased $1.5 million primarily as a result of our full year 2008 results of the acquisition of AVS in April 2007.  Cost of revenues in our Voice and Network Solutions segment increased $8.0 million as a result of full year 2008 results of our acquisition of AccessLine in September 2007.

Gross profit for 2008 was $15.9 million, an increase of $11.0 million, or 220%, over 2007.  Gross profit in our Video Solutions segment increased $0.1 million primarily as a result of full year 2008 results of our acquisition of AVS in April 2007.  Gross profit in our Voice and Network Solutions segment increased $10.8 million as a result of full year 2008 results of our acquisition of AccessLine in September 2007.

Gross profit percentage was 48.9% in 2008 compared to 40.8% in 2007.  Gross profit percentage for our Video Solutions segment was 18.4% in 2008 compared to 22.0% in 2007, and the decrease is a result of our full year lower margin integration revenue in 2008 from AVS acquisition in April 2007.  Voice and Network Solutions gross profit percentage was 56.5% in 2008 versus 53.5% in 2007 and this higher margin was due in part to improved network call routing which lead to lower network costs and also to most of 2007 Voice and Network results occurring in the seasonally lower gross margin fourth quarter as a result of the Accessline acquisition in September 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2008 were $19.4 million, an increase of $10.8 million or 126%, over 2007.  More than 80% or $8.7 million of the increase is attributable to AccessLine for all of 2008, additionally, $0.4 million of the increase is attributable to including expenses associated with AVS for all of 2008, $1.1 million of the increase is attributable to increased consulting, legal and accounting services and $0.5 million of the increase is attributable to stock compensation expense for services of an investor relations firm, for which we had no such expense in 2007.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2008 were $5.6 million, an increase of $3.4 million or 160%, over 2007.  More than 91% or $3.1 million of the increase is attributable to AccessLine for all 2008, and $0.2 million of the increase is attributable to lab and systems equipment expenses.

Depreciation Expense

Depreciation expense for 2008 was $0.9 million, an increase of $0.7 million or 283%, over 2007.  We acquired fixed assets valued at $5.1 million in our acquisition of AccessLine in September 2007, and depreciation expense increased in 2008 as a result of recording full year depreciation expense on the assets acquired in that acquisition versus partial year depreciation expense in 2007.

Amortization of Purchased Intangibles

We recorded $2.3 million of amortization expense in 2008, an increase of $1.6 million or 213% related to the intangible assets acquired in the AVS and AccessLine acquisition transactions in 2007.

Impairment of intangibles

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairments related to goodwill exist as of December 31, 2008.  There was impairment of $2.4 million for the indefinite-lived trade name intangible asset, related to the Accessline acquisition, as of December 31, 2008.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded for the year ended December 31, 2008.

Interest Expense

Interest expense for 2008 was $6.2 million, an increase of $0.4 million or 6%, over 2007.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense increased in 2008 primarily as a result of the higher interest rate on our debentures from 6% to 12%, which is discussed in more detail below.

The debentures we issued in December 2006 and February 2007 had an original face value aggregating $5.2 million.  The debentures we issued in August 2007 had an original face value aggregating $8.0 million. The debentures we issued in March 2008 had an original face value aggregating $3.4 million. Each of these debentures had a two year term. The interest rate on these debentures was 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures.  We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged the outstanding debentures we issued in December 2006, August 2007 and March 2008 for new debentures with an aggregate face value of $26.1 million that bear interest at 12% and have a six year term.  The debentures we issued in February 2007 were converted into shares of our common stock.  We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures.  The unamortized discounts and deferred financing costs at June 30, 2008 related to the financing transactions in December 2006, August 2007 and March 2008 will be amortized to interest expense in future periods over the term of the newly issued debentures, or through June 30, 2014.

In August, 2008, we issued a debenture with a face value of $2.0 million that bears interest at 12%.  We recorded discounts aggregating to $1.3 million which will be amortized to interest expense in future periods over the term of the debenture, or through June 30, 2014.

In December, 2008, we issued a debenture with a face value of $1.5 million that bears interest at a rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until June 2014.

In addition, in December 2008, with respect to the debentures we issued in June 2008 and August 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  As amended, interest on these debentures is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (c) 18% per annum from October 1, 2012 until maturity.

Assuming that interest that will be owed on our debentures is paid in cash, we anticipate paying $21.2 million in interest expense on these debentures for the period of October 1, 2008 through maturity in June 2014.  In lieu of making such interest payments in cash, we have the option of paying the interest in shares of our common stock, subject to, among other things, meeting certain equity conditions, including having a certain volume of trading in our common stock.  We can also force the holders of these debentures to convert the outstanding principal and accrued interest into common stock subject to compliance with certain equity conditions and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion contained in the debenture being converted.  See "Recent Financings," above.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our financings in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of the then outstanding warrants was estimated at December 31, 2007 and again at each subsequent reporting date. For the year ended December 31, 2008, we recorded non-operating income of $8.7 million in the Consolidated Statement of Operations for the decrease in the fair values of the warrants, which is primarily attributable to the decrease in the market price of our common stock.

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

The debentures we issued in December 2006, February 2007, August 2007 and March 2008 contained embedded derivative features which were accounted for at fair value as a compound embedded derivative up to June 30, 2008, the date we exchanged those debentures for debentures with a six year term and 12% interest rate, and at December 31, 2007.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of our common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at our election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

The debentures we issued in June 2008, August 2008 and December 2008 contain embedded derivative features, which were accounted for at fair value as a compound embedded derivative at the issuance dates and at each subsequent reporting date.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of its common stock; (4) optional redemption at our election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

For the year ended December 31, 2008, we recorded non-operating income of $2.5 million in the Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the decrease in the market price of our common stock.

Provision for income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2008. As of December 31, 2008, we have net operating loss carryforwards (“NOL’s”) of approximately $42.0 million, some of which, if not utilized, will begin expiring in the year 2009.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  As a result, we have recorded a corresponding valuation allowance to offset this deferred tax asset.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  We did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. We did not have any unrecognized tax benefits at December 31, 2007 or at December 31, 2008.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007, we recognized no interest and penalties.

Liquidity and Capital Resources

Our cash balance as of December 31, 2008 was $1.0 million and we had a working capital deficit of $8.0 million, which includes a warrant and beneficial conversion liability of $5.4 million.  As discussed in more detail below, we raised net proceeds of $6.3 million in our three private placements completed in 2008.  Our cash balance as of December 31, 2007 was $3.8 million and we had a working deficit of $13.6 million.

Cash used in operations during the year ended December 31, 2008 was $5.4 million.  This was primarily the result of a net loss of $9.7 million which was offset by the following non-cash charges: amortization of note discounts and deferred financing costs of $3.4 million; depreciation and amortization of $4.2 million; stock compensation expense of $2.8 million; expense related to write down of intangible assets of $2.4 million; expenses related to warrant issuances of $0.2 million; expense related to stock issued for services of $0.5 million; expense related to stock issued for accrued interest of $0.8 million; expense related to accrued interest converted to debentures of $0.6 million; and other expense of $0.2 million .  We recorded non-cash non-operating income of $11.1 million related to the change in fair market value of our warrant and beneficial conversion liabilities.  Our net decrease in assets and liabilities of $0.2 million also contributed to the cash used in operations.  Net cash used by investing activities was $0.8 million in net fixed asset acquisitions.

In March 2008, we completed our March 2008 private placement, which resulted in net proceeds to us of $2.8 million, after deducting fees and expenses.  We used the net proceeds to pay off our line of credit balance of $0.5 million, $1.2 million to pay our debentures and the balance was used for general working capital.

In August 2008, we completed our August 2008 Private Placement, which resulted in net proceeds to us of $2.0 million.  We used the net proceeds to contribute general working capital.

In December 2008, we completed our December 2008 Private Placement, which resulted in net proceeds to us of $1.5 million.  We used the net proceeds for general working capital.

During the year ended December 31, 2008, we also received aggregate net proceeds of $0.1 million from the exercise of warrants to purchase an aggregate of 100,000 shares of common stock.

For 2007 and 2008 we have funded our working capital requirements primarily through our financing activities, including the sale of debentures.  We do not have any agreement or arrangement for credit available to us at this time.  In addition, the terms of our outstanding debentures restrict us from borrowing additional money or incurring any liens on our assets without the debenture holders consent.  Our revenues have increased substantially with the AccessLine acquisition, and the growth of our Video Solutions business.  For the long term, we are looking for an increase in positive cash flow from operations, reducing our need for external capital.

We believe our cash balance, along with other cost saving initiatives we have planned for 2009, if implemented successfully, is sufficient to fund our operations through fiscal 2009.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Debentures

As of December 31, 2008, the principal balance we owe on our outstanding debentures is $29.6 million, all of which is due June 30, 2014.  Interest payments have been deferred until January 1, 2010.

At any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $0.40). We have the right to pay interest in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such interest payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $0.40) or 85% of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  One of the equity conditions we must meet is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We do not currently meet this equity condition and it may prove difficult for us to meet it in the future.  If we make interest payments in common stock or the holders voluntarily elect to convert all or a portion of the principal amount of the debentures or accrued interest into common stock, these actions could result in substantial dilution to our existing stockholders.

If our cash flows from operations are not sufficient to make interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures. If we are unable to pay the interest in cash, or elect not to do so to preserve working capital, we will make the payments with our common stock pursuant to the terms of the agreements including a conversion price based on the lower of the then effective conversion price or 85% of the average of the VWAP per share of our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. Making interest payments with our common stock requires that we meet certain equity conditions, one of which is having a daily dollar trading volume for our common stock exceed $300,000 for each of the 20 consecutive trading days before the date in question. We currently do not meet this equity condition and it may prove difficult for us to meet it in the future. If we do not meet this, or any other equity conditions, at the time an interest payment is due and we desire to make such payment with our common stock, we will need to obtain the waiver of holders of the debentures, which they are not required to do and which may require us to pay additional consideration in order to secure such waiver.

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

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.8 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2009	$1,649,834	$1,098,155
2010	1,419,691	609,976
2011	1,273,107	267,849
2012	1,269,018	27,772
2013	184,920	—
Thereafter	—	—
Total minimum lease payments	$5,796,570	2,003,752
Less amount representing interest		(250,097)
Present value of minimum lease payments		1,753,655
Less current portion		(939,603)
Total long term portion		$814,052

Minimum Third Party Network Service Provider Commitments

We have a contract with a third party network service provider that facilitates interconnectivity with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle.  The contract commenced on October 16, 2003 with an initial 24 month term.  The contract was extended in July 2005 for a three year term that expired in July 2008.  On October 24, 2008, the contract was extended for another three year term.  The cancellation terms are a 90 day written notice prior to the then current term expiring.

Litigation Settlement

In January 2008, we issued 72,000 shares of our common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative.  The settlement amount was accrued at December 31, 2007, and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.  Pursuant to the terms of the settlement, we were required to issue additional shares of our common stock if our stock price declined during the six month period subsequent to the date of the settlement.  In July 2008, pursuant to terms of the settlement, we issued an additional 60,000 shares of common stock valued at less than $0.1 million, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

Communications Assistance for Law Enforcement Act

On August 5, 2005, the Federal Communications Commission, or FCC, unanimously adopted an order requiring VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance.  Under the FCC order, all VoIP providers were to become fully CALEA compliant by May 14, 2007.  We engaged a third party to help it develop a solution to be CALEA compliant.  In February 2007, we notified the FCC that it did not expect to have a CALEA compliant solution completed by May 14, 2007, but that it instead expected to have the development complete by September 1, 2007.  Our formal CALEA compliance testing with the third party was completed on September 28, 2007.  Currently, our CALEA solution is fully deployed in its network.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

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

Sales and Additional Taxes

Based upon a new Internal Revenue Service ruling, we ceased collecting federal excise tax on August 1, 2006 on long-distance or bundled services.  We had not collected or accrued liabilities for E911 taxes for VoIP services prior to July 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us.  Also, we are currently working to obtain Inter Exchange Carrier (IXC) certification in Alaska, Maryland and Mississippi.  Our current certification status in these three states may leave it liable for fees and penalties that could decrease its ability to compete with traditional telephone companies.  In addition, future expansion of our service, along with other aspects of its evolving business, may result in additional sales and other tax obligations.  One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us.  We have received inquiries or demands from numerous state authorities and may be subjected to audit at any time.  A successful assertion by one or more taxing authorities that we should collect sales, use or other taxes on the sale of its services could result in substantial tax liabilities for past sales.

Other

In connection with our acquisition of AccessLine, we are required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, we issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and we issued 529,252 shares valued at $0.3 million in July 2008.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and we issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity will be recorded in the first quarter of fiscal 2009.  There is one additional earn out period which will terminate on June 30, 2009.  We may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.

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

The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis.  Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions.

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

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.  Purchased intangible assets determined to have indefinite useful lives are not amortized.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition:

Voice and Network Solutions Revenue

Voice and network revenues are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Video Solutions Revenue

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Additionally, we recognize extended service revenue on our hardware and software products ratably over the service period, generally one year.

Our telepresence products are integrated with software that is essential to the functionality of the equipment.  Additionally, we provide unspecified software upgrades and enhancements related to most of these products through maintenance contracts.  Accordingly, we account for revenue for these products in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and all related interpretations.

We generally recognize revenue generated by AVS for integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Income Taxes:

We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Stock Based Compensation:

On January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments”, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis which we will adopt in the first quarter of fiscal 2009. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2008, nor do we have any as of March 20, 2009.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2008, our disclosure controls were effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

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

Changes In Internal Controls over Financial Reporting.

We made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

In our quarterly report for the third quarter ended September 30, 2008 (filed with the SEC on November 12, 2008) we identified certain material weaknesses in our internal controls related to: (i) the absence of certain formal policies governing certain accounting transactions and financial reporting processes for certain areas, (ii) the lack of attestations by employees and members of our board of directors regarding their understanding and compliance with our code of ethics and employment policies, (iii) inadequate oversight of accounting functions and documentation of management review and approval of certain transactions and financial reporting processes in the areas of revenue recognition, stock compensation and warrant transaction valuations, and (iv) the lack of a record retention policy for retaining hard copy documents.  During the quarter ended December 31, 2008 we adopted and implemented additional accounting policies and controls that were designed to address those weaknesses.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.  The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.  The information under the caption "Certain Information with Respect to Executive Officers," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.  The information under the caption "Compliance with Section 16(a) of the Exchange Act," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.  The information under the caption "Code of Ethics" appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.  The information under the caption "Information Regarding the Board and its Standing Committees," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions and Director Independence," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Principal Accountant Fees and Services," appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 33 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of September 1, 2007, by and among Telanetix, Inc., a Delaware corporation, Endzone Acquisition Corp., a Delaware corporation, and AccessLine Holdings, Inc., a Delaware corporation (1)

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)
4.1	Form of warrant agreement issued in connection with November 2006 private placement (4)
4.2	Form of original issue discount 6% senior convertible debenture issued in connection with the December 28, 2006 financing (5)
4.3	Form of common stock purchase warrant issued in connection with the December 28, 2006 financing (5)
4.4	Form of original issue discount 6% senior convertible debenture issued in connection with the February 12, 2007 financing (6)
4.5	Form of common stock purchase warrant issued in connection with the February 12, 2007 financing (6)
4.6	Form of common stock purchase warrant issued to Aequitas Capital Management, Inc. (3)
4.7	Form of common stock purchase warrant issued in connection with the August 2007 financing (1)
4.8	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)
4.9	Form of common stock purchase warrant issued in connection with the March 2008 financing (13)
4.10	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the March 2008 financing (13)
4.11	Form of senior secured convertible debenture issued in connection with the June 2008 recapitalization (16)
4.12	Form of senior secured convertible debenture issued in connection with the August 2008 financing (18)
4.13	Form of warrant issued in connection with the August 2008 financing (18)
4.14	Form of original senior secured convertible debenture issued in connection with the December 2008 financing (19)
4.15	Form of warrant issued in connection with the December 2008 financing (19)
10.1#	2005 Equity Incentive Plan (2)
10.2	Form of stock purchase agreement related to March 2006 private placement (7)
10.3	Form of subscription agreement related to November 2006 private placement (4)
10.4	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (5)
10.5	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (5)
10.6	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (6)
10.7	Registration Rights Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (6)
10.8	Waiver and Amendment Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchaser identified therein dated as of February 12, 2007 (6)
10.9	Letter Agreement between Telanetix, Inc., a Delaware corporation, and Aequitas Capital Management dated March 6, 2007 (3)
10.10	Stock Purchase Agreement between Telanetix, Inc., a Delaware corporation, and the sellers identified therein dated as of March 30, 2007 (8)

Exhibit No.	Description
10.11	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Robert Leggio dated April 1, 2007 (8)
10.12	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Elbert E. Layne, Jr. dated April 1, 2007 (8)
10.13	Loan and Security Agreement by and among Telanetix Inc., a Delaware corporation, AVS Installations, LLC, and Union Labor Force One, LLC and Bridge Bank, National Association dated August 8, 2007 (9)
10.14
Intellectual Property Security Agreement by and among Telanetix Inc., a Delaware corporation, AVS Installations, LLC, and Union Labor Force One, LLC  and Bridge Bank, National Association dated August 8, 2007 (9)

10.15
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the Series A Convertible Preferred Stock offering (1)

10.16
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (1)

10.17	Registration Rights Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (1)
10.18
Security Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)

10.19
Securities Purchase Agreement dated as of March 27, 2008 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (14)

10.20#	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Thomas A. Szabo dated April 1, 2007 (10)
10.21#	Employment Agreement between Telanetix, Inc., a Delaware corporation, and Richard M. Ono dated April 1, 2007 (10)
10.22#	Doug Johnson Employment Agreement dated April 28, 2008 (14)
10.23#	J. Paul Quinn Employment Agreement dated April 28, 2008 (14)
10.24#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (15)
10.25	Securities Exchange Agreement dated June 30, 2008, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (16)
10.26
Amended and Restated Security Agreement dated June 30, 2008, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured convertible debentures issued in connection with the June 2008 recapitalization (16)

10.27#	Thomas A. Szabo Separation Agreement dated June 30, 2008 (17)
10.28	Debenture and Warrant Purchase Agreement dated August 13, 2008 (18)
10.29	Debenture and Warrant Purchase Agreement dated December 11, 2008 (19)
10.30	Amendment Agreement dated December 11, 2008 (19)
11.1	Statement re Computation of Per Share Earnings (20)
14.1	Code of Business Conduct and Ethics (11)
21.1	Listing of Subsidiaries (12)
23.1*	Consent of Mayer Hoffman McCann P.C.
24.1	Power of Attorney (contained in the signature page of this report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
#	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this report
(1)	Incorporated herein by reference to the registrant's Form 8-K filed on September 4, 2007
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006
(3)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 29, 2007
(4)	Incorporated herein by reference to the registrant's Form 10-QSB filed on November 14, 2006
(5)	Incorporated herein by reference to the registrant's Form 8-K filed on January 3, 2007
(6)	Incorporated herein by reference to the registrant's Form 8-K filed on February 14, 2007
(7)	Incorporated herein by reference to the registrant's Form 10-QSB filed on May 19, 2006
(8)	Incorporated herein by reference to the registrant's Form 8-K filed on April 4, 2007
(9)	Incorporated herein by reference to the registrant's Form 10-QSB filed on August 14, 2007
(10)	Incorporated herein by reference to the registrant's Form 10-KSB filed on April 14, 2007
(11)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007
(12)	Incorporated herein by reference to registrant's Registration Statement on Form SB-2/A filed on October 10, 2007
(13)	Incorporated herein by reference to the registrant's Form 8-K filed on April 1, 2008
(14)	Incorporated herein by reference to the registrant's Form 8-K filed on May 8, 2008
(15)	Incorporated herein by reference to the registrant's Form 8-K filed on June 26, 2008
(16)	Incorporated herein by reference to the registrant's Form 8-K filed on July 1, 2008
(17)	Incorporated herein by reference to the registrant's Form 8-K filed on July 3, 2008
(18)	Incorporated herein by reference to the registrant's Form 8-K filed on August 13, 2008
(19)	Incorporated herein by reference to the registrant's Form 8-K filed on December 15, 2008
(20)	Included with the financial statements filed in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: March 27, 2009	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Telanetix, Inc., a Delaware corporation, hereby constitutes and appoints Douglas N. Johnson and J. Paul Quinn, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ DOUGLAS N. JOHNSON Douglas N. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009
/s/ J. PAUL QUINN J. Paul Quinn	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2009
/s/ STEVEN J. DAVIS Steven J. Davis	Director	March 27, 2009
/s/ JAMES R. EVERLINE James R. Everline	Director	March 27, 2009
/s/ DAVID A. RANE David A. Rane	Director	March 27, 2009

TELANETIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telanetix, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and had a working capital deficit of approximately $8,000,000 and $13,600,000 at December 31, 2008 and 2007.  Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 27, 2009

TELANETIX, INC.
Consolidated Balance Sheets

	December 31,
	2008	2007

ASSETS
Current assets
Cash	$975,137	$3,779,821
Accounts receivable, net of allowance for doubtful accounts of 573,613 and $230,645 at December 31, 2008 and 2007, respectively	3,591,859	2,406,885
Inventory	556,321	230,590
Prepaid expenses and other current assets	568,242	455,577
Total current assets	5,691,559	6,872,873
Property and equipment, net	5,178,194	5,844,421
Goodwill	7,821,728	6,934,304
Purchased intangibles, net	16,233,337	20,953,333
Other assets	983,098	738,024
Total assets	$35,907,916	$41,342,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,456,706	$1,897,165
Accrued liabilities	2,863,765	2,551,275
Accrued interest	888,242	67,030
Line of credit	—	503,590
Deferred revenue, current portion	1,021,389	1,018,515
Deferred compensation	90,547	445,389
Capital lease obligations, current portion	939,603	1,200,989
Convertible debentures, current portion	—	3,670,734
Warrant and beneficial conversion liabilities	5,398,724	9,103,923
Total current liabilities	13,658,976	20,458,610
Non-current liabilities
Deferred revenue, less current portion	188,134	69,700
Capital lease obligations, less current portion	814,052	1,433,694
Convertible debentures, less current portion	20,302,430	1,003,178
Total non-current liabilities	21,304,616	2,506,572
Total liabilities	34,963,592	22,965,182

Commitments and Contingencies – See Note 15

Stockholders' equity
Cumulative preferred stock, $.0001 par value; $1,000 stated value; Authorized:10,000,000; Issued and outstanding: none at December 31,2008 and 13,000 at December 31, 2007	—	1
Common stock, $.0001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 31,384,374 at December 31, 2008 and 23,079,576 at December 31, 2007	3,139	2,308
Additional paid in capital	33,211,274	39,011,923
Warrants	10,000	10,000
Accumulated deficit	(32,280,089)	(20,646,459)
Total stockholders' equity	944,324	18,377,773
Total liabilities and stockholders' equity	$35,907,916	$41,342,955

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2008	2007
Revenues
Product revenues	$6,155,571	$4,791,687
Service revenues	26,470,411	7,386,001
Total revenues	32,625,982	12,177,688
Cost of revenues
Cost of product revenues	4,946,258	3,683,274
Cost of service revenues	11,742,656	3,520,850
Total cost of revenues	16,688,914	7,204,124
Gross profit	15,937,068	4,973,564
Operating expenses
Selling, general and administrative	19,356,890	8,576,310
Research, development and engineering	5,603,051	2,154,006
Depreciation	891,294	232,958
Amortization of purchased intangibles	2,339,996	746,667
Impairment of intangibles	2,380,000	—
Total operating expenses	30,571,231	11,709,941
Operating loss	(14,634,163)	(6,736,377)
Other income (expense)
Interest income	17,819	108,009
Interest expense	(6,211,261)	(5,860,848)
Change in fair market value of warrant and beneficial conversion liabilities	11,143,975	1,856,190
Total other income (expense)	4,950,533	(3,896,649)
Loss before income taxes	(9,683,630)	(10,633,026)
Provision for income taxes	—	—
Net loss	(9,683,630)	(10,633,026)
Series A preferred stock dividends and accretion	(3,178,003)	(8,902,604)
Net loss applicable to common stockholders	$(12,861,633)	$(19,535,630)

Net loss per share - basic and diluted	$(.48)	$(1.06)

Weighted average shares outstanding - basic and diluted	26,717,514	18,456,582

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Warrants	Accumulated Deficit	Total
Balance, December 31, 2006 (Restated)		$—	15,557,166	$1,556	$8,871,099	$10,000	$(10,013,433)	$(1,130,778)
Exercise of warrants at $1.50 per share	—	—	281,250	28	421,847	—	—	421,875
Exercise of warrants at $1.69 per share	—	—	410,000	41	692,859	—	—	692,900
Exercise of warrants at $2.00 per share	—	—	250,000	25	499,975	—	—	500,000
Exercise of stock options	—	—	25,000	2	4,998	—	—	5,000
Common stock issued for registration penalty	—	—	4,168	1	5,043		—	5,044
Common stock issued as inducement for early conversion of debentures	—	—	200,520	20	804,567	—	—	804,587
Stock based compensation	—	—	—	—	956,664	—	—	956,664
Beneficial conversion feature associated with convertible debt financings	—	—	—	—	2,258,719	—	—	2,258,719
Bifurcation of beneficial conversion feature of debentures					(1,693,408)			(1,693,408)
Value of warrants issued to ACM for financing agreement	—	—	—	—	584,200	—	—	584,200
Value of warrants issued to Bridge Bank	—	—	—	—	12,784	—	—	12,784
Common stock issued for AVS acquisition			248,119	25	1,252,975			1,253,000
Issuance of Series A preferred stock, less issuance costs of $877,500	13,000	1	—	—	12,122,499	—	—	12,122,500
Warrant liability - discount Series A preferred stock	—	—	—	—	(5,027,903)	—	—	(5,027,903)
Dividend on Series A preferred stock	—	—	—	—	(249,058)	—	—	(249,058)
Beneficial conversion feature associated with conversion of Series A preferred stock ($3,625,643)	—	—	—	—	—	—	—	—
Common stock issued for AccessLine acquisition	—	—	3,939,565	394	14,162,040	—	—	14,162,434
Common stock issued for conversion of debentures	—	—	2,111,255	211	3,251,125	—	—	3,251,336
Common stock issued for interest	—	—	52,533	5	80,898	—	—	80,903
Net loss	—	—	—	—	—	—	(10,633,026)	(10,633,026)
Balance, December 31, 2007	13,000	1	23,079,576	2,308	39,011,923	10,000	(20,646,459)	18,377,773

Common stock issued for conversion of debentures			1,109,945	112	1,490,028			1,490,140

Common stock issued for interest			3,278,208	328	838,210			838,538

Common stock issued as part of Elliston settlement			132,000	13	189,227			189,240

Common stock issued for services			1,200,000	120	479,880			480,000

Warrants issued for services					294,847			294,847

Exercise of warrants			100,000	10	124,990			125,000

Exercise of stock options – non cash			1,712,095	171	511,661			511,832

Repurchase of common stock			(355,832)	(36)	36			—

Dividend on Series A preferred stock					(394,675)			(394,675)

Stock based compensation					2,777,835			2,777,835

Common stock issued for earn out			1,128,382	113	887,311			887,424

Conversion of Series A preferred stock to debentures	(13,000)	(1)			(12,999,999)		(1,950,000)	(14,950,000)

Net loss							(9,683,630)	(9,683,630)

Balance, December 31, 2008	—	$—	31,384,374	$3,139	$33,211,274	$10,000	$(32,280,089)	$944,324

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,683,630)	$(10,633,026)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	342,968	34,986
Excess and obsolete inventory reserve	(78,420)	97,725
Depreciation	1,865,836	492,806
Gain on disposal of fixed assets	(14,247)	(4,339)
Amortization of deferred financing costs	272,202	323,678
Impairment of intangible assets	2,380,000	—
Amortization of intangible assets	2,339,996	746,667
Stock based compensation	2,777,835	956,664
Amortization of note discounts	3,128,543	4,133,152
Exercise of stock options in lieu of cash severance payments	404,582	—
Reversal of estimated taxes on deferred compensation	—	(71,195)
Interest paid with additional debentures	585,181	—
Interest paid in common stock	838,538	80,903
Common stock issued for services	509,400	—
Common stock issued for non-registration penalty	—	5,044
Common stock issued to induce early conversion of debentures	—	804,587
Value of warrants issued for finance program agreement and line of credit agreement	—	596,984
Value of warrants issued as compensation	227,113	—
Change in fair value of warrant liabilities	(11,143,975)	(1,856,190)
Changes in assets and liabilities:
Accounts receivable	(1,527,942)	347,129
Inventory	(247,311)	172,966
Prepaid expenses and other assets	(147,026)	(546,919)
Accounts payable and accrued expenses	1,028,281	(861,335)
Accrued Interest	821,212	65,201
Deferred revenue	121,308	(21,175)
Deferred compensation	(247,592)	(446,800)
Net cash used by operating activities	(5,447,148)	(5,582,487)
Cash flows from investing activities:
Purchase of property and equipment	(921,314)	(597,929)
Proceeds from disposal of fixed assets	87,632	4,900
Cash acquired in purchase of AVS	—	64,253
Acquisition of AccessLine, including acquisition costs of $1,990,516, net of cash acquired	—	(13,405,155)
Net cash used by investing activities	(833,682)	(13,933,931)
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	12,122,500
Proceeds from sale of convertible debentures	6,500,000	8,351,875
Deferred financing costs	(175,025)	—
Proceeds from exercise of warrants	125,000	1,614,775
Proceeds from exercise of stock options	—	5,000
Borrowings on line of credit	—	500,000
Payments on capital leases	(1,248,534)	(330,392)
Payment of notes payable issued to a shareholder	—	(1,300,000)
Payment of convertible debentures	(1,225,295)	(444,500)
Payments on lines of credit	(500,000)	(421,219)
Net cash provided by financing activities	3,476,146	20,098,039
Net (decrease) increase in cash	(2,804,684)	581,621
Cash at beginning of the period	3,779,821	3,198,200
Cash at end of the period	$975,137	$3,779,821
Supplemental disclosures of cash flow information:
Interest paid	$467,882	$411,550
Non cash investing and financing activities
Common stock issued in connection with the acquisition of subsidiaries	$887,424	$15,415,434
Accrued dividend on Series A Preferred Stock	$394,675	$249,058
Convertible debentures converted into common stock	$1,490,140	$3,251,336
Preferred stock and accrued dividends converted into debentures	$15,344,675	—
Convertible debentures converted into debentures	$10,654,659	—
Warrant liabilities and beneficial conversion features	$7,438,775	$4,462,590
Property and equipment acquired through capital leases	$367,506	$437,243

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Telanetix, Inc. (the “Company”) is a leading IP solutions provider offering telepresence and advanced communication services to the small and medium-sized business market, and the small and medium-sized enterprise markets in the United States.  Effective April 1, 2007, the Company acquired all of the membership interests in AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS").  AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation.  Effective September 14, 2007, the Company acquired AccessLine Holdings Inc. ("AccessLine"), a Delaware corporation.  AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace.

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

Going Concern:

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent registered auditors issued a going concern uncertainty in their report dated March 27, 2009, since there is substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2008	2007
Net loss	$(9,683,630)	$(10,633,026)
Negative cash flow from operating activities	(5,447,148)	(5,582,487)
Working capital deficit	(7,967,417)	(13,585,737)
Stockholders’ equity	944,324	18,377,773

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

We have supported current operations by raising additional operating cash through the private sale of our preferred stock and convertible debentures.  This has provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position.  We are considering alternatives to address our cash flow situation that include: (1) reducing cash operating expenses to levels that are in line with current revenues and (2) raising capital through additional sale of our common stock and/or debentures. The second alternative could result in substantial dilution of existing stockholders.  There can be no assurance that our current financial position can be improved, that we can achieve positive cash flows from operations or that we can raise additional working capital.

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

The Company has recorded an allowance for doubtful accounts of $0.6 million and $0.2 million at December 31, 2008 and 2007, respectively.

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

The Company has recorded reserves for excess and obsolete inventory of $-0- and $0.1 million at December 31, 2008 and 2007, respectively.

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

Internally Developed Software

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.6 million and $0.2 million related to the development of internal use software during the years ended December 31, 2008 and 2007, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.7 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.  Purchased intangible assets determined to have indefinite useful lives are not amortized.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

The Company has recorded earnings and costs in excess of billings on uncompleted contracts of $0.2 million at both December 31, 2008 and 2007.  The Company has recorded billings in excess of earnings of $0.1 million and $0.4 million at December 31, 2008 and 2007, respectively.

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

Advertising:

The Company expenses direct advertising as the costs are incurred.  The costs of advertising consist primarily of trade shows, E-commerce advertisements, and other direct costs.  Advertising expense for the years ended December 31, 2008 and 2007 was $2.0 million and $0.4 million, respectively.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

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

Computation of Net Loss Per Share:

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings Per Share.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents as of December 31, 2008 and 2007 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2008	2007
Convertible Debentures	74,123,251	3,319,505
Preferred Stock	—	4,626,335
Stock Options	11,486,293	6,206,222
Warrants	12,695,718	3,837,929
Total	98,305,262	17,989,991

Fair Value of Financial Instruments:

The Company adopted Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements,” as of January 1, 2008, which did not have a material impact on the consolidated financial statements. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. As the Company entered into additional debentures consistent with the terms of previous debentures during December 2008, the Company believes that the carrying amount of such debt would approximate its fair value as of December 31, 2008.

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

  2.      Business Combinations

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

AccessLine

The Company acquired AccessLine, a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace on September 14, 2007.  The consideration paid by the Company for AccessLine consisted of 3,939,565 shares of the Company's common stock valued at $14.2 million, $11.7 million in cash, and $2.0 million in acquisition costs for a total of $27.9 million.  Pursuant to the earn out provisions of the acquisition agreement, the Company was required to pay additional consideration in the form of 2,500,000 shares of restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity was recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity will be recorded in the fiscal quarter of fiscal 2009. There is one additional earn out period which will terminate on June 30, 2009.  The Company may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.  See Note 22 - Subsequent Event.

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

In accordance with SFAS 142, goodwill originating from the AccessLine acquisition will not be amortized.  In general, the goodwill is not deductible for tax purposes.  Developed technology is being amortized on a straight-line basis over ten years, and the customer-related intangible is being amortized on a straight-line basis over five years.  Trademarks and trade names have been assigned an indefinite life, and are not being amortized.  See Note 4 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

AccessLine's results are included in the Company's results of operations from the acquisition date.  The unaudited financial information table below summarizes the combined results of operations of the Company and AccessLine, on a pro forma basis, as if the acquisition had occurred at January 1, 2007.  The unaudited pro forma financial information combines the historical results of operations of the Company and AccessLine for the year ended December 31, 2007, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results.

Year ended December 31, 2007
Net revenue	$30,100,000
Net loss applicable to common stockholders	$(26,000,000)
Net loss per share - basic and diluted	$(1.23)

AVS

The Company acquired AVS, which at the time of acquisition was one of the Company’s channel partners on April 1, 2007.  AVS provides a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation.  The consideration paid by the Company for the membership interests of AVS consisted of 248,119 shares of the Company's common stock valued at $1.3 million and acquisition costs of less than $0.1 million for a total of $1.3 million.  The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal.  The Company recorded approximately $0.9 million of goodwill, $0.9 million of identifiable intangible assets, and $0.5 million of net tangible liabilities in connection with this acquisition.  The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to AVS' expertise in the audio visual field and their client base, that when combined with the Company's existing product offerings, allow the Company with the ability to provide solutions required for videoconferencing and audio visual needs.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$1,127,772
Fixed assets	53,437
Other assets	53,594
Goodwill	863,435
Trademarks and trade names	200,000
Customer-related intangible	700,000
Total assets acquired	2,998,238
Current liabilities	(1,727,238)
Net assets acquired	$1,271,000

In accordance with SFAS 142, goodwill originating from the AVS acquisition will not be amortized.  In general, the goodwill is not deductible for tax purposes.  The customer-related intangible is being amortized on a straight-line basis over five years.  Trademarks and trade names have been assigned an indefinite life, and are not being amortized.  See Note 4 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

AVS' results are included in the Company's results of operations from the acquisition date.  The unaudited financial information table below summarizes the combined results of operations of the Company and AVS, on a pro forma basis, as if the acquisition had occurred at January 1, 2007.  The unaudited pro forma financial information combines the historical results of operations of the Company and AVS for the year ended December 31, 2007, and has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results.

Year ended December 31, 2007
Net revenue	$6,100,000
Net loss applicable to common stockholders	$(18,700,000)
Net loss per share - basic and diluted	$(1.06)

3. Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2007:

		December 31,
	Estimated Useful Life	2008	2007
Communications equipment	2-5 years	$5,196,585	$4,668,834
Capitalized software development costs	2 years	1,550,687	971,609
Software and computer equipment	3-5 years	671,973	806,939
Furniture and fixtures	5-7 years	95,339	106,048
Vehicles	5 years	41,904	23,572
Leasehold improvements	Life of lease	19,092	19,092
		7,575,580	6,596,094
Accumulated depreciation and amortization		(2,397,386)	(751,673)
		$5,178,194	$5,844,421

As of December 31, 2008, property and equipment with a cost of $4.2 million was financed through capital lease obligations with $1.0 million of accumulated amortization associated with these assets. As of December 31, 2007, property and equipment with a cost of $3.8 million was financed through capital lease obligations with $0.2 million of accumulated amortization associated with these assets.

As of December 31, 2008, capitalized software development costs will be amortized to depreciation expense in future periods as follows: $0.6 million in 2009; and $0.1 million in 2010.

4. Goodwill and Purchased Intangibles

As required under Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets”, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, and  is tested for impairment on at least an annual basis.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2008:

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value
Developed technology	$7,600,000	$(981,663)	$—	$6,618,337
Trademarks and trade names	6,200,000	—	(2,380,000)	3,820,000
Customer-related intangibles	7,900,000	(2,105,000)	—	5,795,000
Total	$21,700,000	$(3,086,663)	$(2,380,000)	$16,233,337

The Company recorded amortization expense related to purchased intangibles of $2.3 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively, which is included in Amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.  Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner under certain circumstances in accordance with SFAS No. 142.

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairments related to goodwill existed as of December 31, 2008. However, based on its analysis, the Company has determined that its trademarks and trade names associated with its Voice and Network Solutions segment were impaired during the year ended December 31, 2008, and reflected $2.4 million of expense related to the impairment in its Consolidated Statement of Operations.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded for the year ended December 31, 2008.

The estimated future amortization expense of purchased intangible assets as of December 31, 2008 is as follows:

Year ending December 31,	Amount
2009	$2,340,000
2010	2,340,000
2011	2,340,000
2012	1,815,000
2013	760,000
Thereafter	2,818,337
Total	$12,413,337

5. Other Assets

Other assets consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Restricted cash	$120,000	$120,000
Deposits	230,782	180,599
Deferred financing costs, net	632,316	437,425
	$983,098	$738,024

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors.  Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the debentures using the straight-line method.  The Company recorded amortization expense related to deferred financing costs of $0.3 million in both the fiscal years ended December 31, 2008 and 2007.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued payroll, benefits and taxes	$1,471,263	$1,268,618
Sales tax payable	758,786	606,600
Litigation settlement	—	159,840
Accrued dividends on Series A Preferred Stock	—	249,058
Deferred Rent	189,660	—
Other	444,056	267,159
	$2,863,765	$2,551,275

7. Line of Credit

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

In connection with the establishment of the Line of Credit, the Company granted Bridge a warrant to purchase 12,784 shares of the Company's common stock at an exercise price of $3.52 per share, which equals 90% of the five day volume weighted average price of the Company's common stock immediately before issuance.  The warrant is exercisable immediately, expires in three years, and contains piggyback registration rights.  The value of the warrant, less than $0.1 million, is included in selling, general and administrative expenses in the Consolidated Statement of Operations in 2007.

8. Deferred Revenue

Deferred Revenue consist of the following:

	December 31,
	2008	2007
Monthly recurring fees	$599,733	$490,000
Unearned activation fees	330,956	107,000
Billings in excess of earnings on installation and engineering contracts	136,412	443,973
Customer Deposits	142,422	47,242
Total deferred revenue	1,209,523	1,088,215
Less non-current portion	(188,134)	(69,700)
Deferred revenue, current portion	$1,021,389	$1,018,515

The unearned activation fees will be recognized over the next three years, and all other deferred revenue is expected to be recognized over the next year.

9. Deferred Compensation

On August 12, 2005, five of the Company's key employees entered into deferred compensation agreements for unpaid salaries from 2003 and 2004.  The agreements stipulate that the unpaid salaries will be deferred until 2007 and 2008 with 50% of the individuals’ deferred compensation paid each year.  The Company paid $0.3 million of deferred compensation, $0.2 million in cash and $0.1 in common shares for the year ended December 31, 2008.  During the year ended December 31, 2007, the Company paid $0.4 million of the deferred compensation and reversed $0.1 million of the accrual related to estimated employer tax payments.

The Company reported $0.1 million and $0.4 million of current deferred compensation at December 31, 2008 and 2007, respectively.

10. Securities Exchange Agreement

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

See Note 11 – Convertible Debentures, Note 13 – Warrants and Warrant Liabilities, and Note 16 – Preferred Stock, Common Stock and Dividends.

11. Convertible Debentures

As discussed in Note 10 – Securities Exchange Agreement, pursuant to the terms of the Securities Exchange Agreement the Company entered into with certain investors on June 30, 2008, the Company exchanged the outstanding principal balances of the debentures it issued in December 2006, August 2007 and March 2008 for newly issued debentures, the terms of which are discussed below under the heading “June 2008.”  Prior to entering into the Securities Exchange Agreement, the conversion prices on the December 2006, August 2007 and March 2008 debentures were reduced to $1.25 per share pursuant to the anti-dilution provisions of such debentures.

In August 2008, the Company issued $2.0 million principal amount of debentures which are discussed below under the heading “August 2008.”

In December 2008, the Company issued $1.5 million principal amount of debentures and amended certain terms of the debentures issued in June 2008 and August 2008 which are discussed below under the heading “December 2008.”

As of December 31, 2008, the Company had reserved 74,123,251 shares of common stock for the conversion of the outstanding debentures issued in June 2008, August 2008 and December 2008.

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

Prior to the Securities Exchange Agreement, (i) the holders of the debentures issued in December 2006 converted $1.9 million of principal value into 1,288,969 shares of common stock at the original conversion price of $1.54 per share; and (ii) the holders of the debentures issued in February 2007 converted the entire principal balance of $1.5 million into 1,002,598 shares of common stock at the original conversion price of $1.54 per share.

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

June 2008

On June 30, 2008, the Company entered into a Securities Exchange Agreement, see Note 10 – Securities Exchange Agreement, with the holders of all of the then outstanding debentures and shares of preferred stock of the Company, pursuant to which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the currently outstanding debentures and shares of preferred stock of the Company. The debentures issued amend and restate the terms of the previously outstanding debentures held by the investors. In December 2008, the Company amended certain terms of the debentures issued in June 2008 which are discussed below under the heading “December 2008.”

The following summarizes the terms of the debentures issued in June 2008, as amended:

Term. The debentures are due and payable on June 30, 2014.

Interest. Interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (c) 18% per annum from October 1, 2012 until maturity.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. Interest payments are due quarterly on January 1, April 1, July 1 and October 1, commencing January 1, 2010. The Company has the right to make interest payments in cash, or upon notice to the holders and compliance with certain equity conditions, the Company can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (amended to $0.40) or 85% of the average of the VWAP per share of the common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

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

Voluntary Conversion by Holder. The debentures, as amended, are convertible at anytime at the discretion of the holder at a conversion price per share of $0.40, subject to adjustment including full-ratchet, anti-dilution protection.

Forced Conversion. Subject to compliance with certain equity conditions, the Company also has the right to force conversion if the VWAP for its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject the Company meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion, which cap may increase to 9.99% by the holder upon not less than 61 days notice.

Covenants. The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.  As of the date of this report, the Company believes it is in compliance with the covenants described above.

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

August 2008

On August 13, 2008, the Company entered into a separate debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which the Company issued a senior secured convertible debenture with a principal amount of $2.0 million, along with five year warrants to purchase 608,000 shares of common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The rights and obligations of the investor and of the Company with respect to the debenture and the underlying common shares are identical to the debentures and underlying common shares issued pursuant to the Securities Exchange Agreement dated June 30, 2008, as amended.  The rights and obligations of the investor and of the Company with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers’ signatory thereto.

December 2008

On December 11, 2008, the Company entered into an amendment agreement with the holders of the debentures issued in June 2008 and August 2008 (the "PIPE Debentures"), and the warrants we issued in December 2006, February 2007, March 2008 and August 2008 (the "PIPE Warrants").

With respect to the PIPE Debentures, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (c) 18% per annum from October 1, 2012 until maturity.

As a result of the issuance of the debenture and warrant in the December 2008 financing discussed below, the conversion price and exercise price of the PIPE Debentures and PIPE Warrants was reduced to $0.40.  However, under the amendment agreement, the parties agreed to waive the adjustment provision of the PIPE Warrants that would have increased the number of shares subject to the PIPE Warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

On the same date, the Company entered into a debenture and warrant purchase agreement with an institutional investor and a holder of our PIPE Debentures and PIPE Warrants pursuant to which the Company issued a senior secured convertible debenture in the principal amount of $1.5 million, along with a warrant to purchase 456,000 shares of our common stock with an exercise price of $0.40 per share.

The terms of debentures issued in December 2008 are substantially similar to the terms of the debentures issued in June 2008 and August 2008, except as follows: interest is payable quarterly at the rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until the maturity date.

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  See Note 10 – Securities Exchange Agreement.  The discounts on the debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014.

The following table summarizes information relative to all of the outstanding debentures at December 31, 2008 and 2007:

	December 31,
	2008	2007
Convertible debentures	$29,649,300	$9,506,307
Less unamortized discounts:
Original issue discount - 12.5%	(864,758)	(930,127)
Detachable warrants discount	(2,567,884)	(2,251,931)
Beneficial conversion discount	(5,914,228)	(1,650,337)
Convertible debentures, net of discounts	20,302,430	4,673,912
Less current portion	—	(3,670,734)
Convertible debentures, long term portion	$20,302,430	$1,003,178

The convertible debentures outstanding at December 31, 2008 are due June 30, 2014.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the debentures issued in December 2006 had a non-cash beneficial conversion feature of $0.8 million.  The beneficial conversion feature was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants issued in connection with such debentures of $1.1 million to the debt discount and the fair value of the Company's common stock of $1.48 per share.  After the allocation of proceeds between the debentures and warrants are made, the conversion price of $1.101 was calculated based on the allocated amount to debentures divided by the total number of shares into which the debentures are convertible.  The calculated amount of $0.379, the difference of the fair value of the common stock of $1.48 and the effective conversion price of $1.101, represents the beneficial value per share.  This beneficial value was applied to the total shares into which the debentures are convertible to calculate the beneficial conversion feature.  Through June 30, 2008, the discounts on account of the beneficial conversion feature and fair value of the warrants were recognized as additional interest expense over the term of the related debentures.  As of July 1, 2008, the unamortized discounts on an account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of debentures issued in June 2008, or through June 30, 2014.

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

The Company determined that the convertible debentures issued in June 2008 had a non-cash beneficial conversion feature of $4.0 million.  The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.19 per share) at the issuance date.  In connection with the Securities Exchange Agreement, the Company reduced the beneficial conversion feature discount on the debentures issued in June 2008 by $0.7 million to reclassify the remaining beneficial conversion liabilities related to the previously issued debentures.  The discounts on account of the beneficial conversion feature will be recognized as additional interest expense over the term of the related debentures, or through June 30, 2014.

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

The Company determined that the convertible debenture issued in December 2008 had a non-cash beneficial conversion feature of $0.2 million.  The beneficial conversion feature was determined based on the fair value of the embedded conversion feature ($0.06 per share) at the issuance date.  The discounts on account of the beneficial conversion feature and fair value of the warrants will be recognized as additional interest expense over the term of the related debentures, or through June 30, 2014.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, and at December 31, 2008 and December 31, 2007, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.  At December 31, 2006 and each of the quarterly reporting periods in 2007, the Company determined the conversion feature was not an embedded derivative that needed to be bifurcated based on the factors existing for each respective reporting period.  The Company’s conclusion changed at December 31, 2007 due to the decline in the stock price and the Company’s need to raise additional funds to continue operations.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at December 31, 2008 and December 31, 2007.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At December 31, 2008 and December 31, 2007, the Company recorded beneficial conversion liabilities of $4.8 million and $1.7 million, respectively.  For the year ended December 31, 2008, the Company recognized other income in the Consolidated Statements of Operations of $2.5 million related to the change in fair market value of the beneficial conversion liabilities.

12. Fair Value Measurements

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

At December 31, 2008, the Company recorded liabilities related to its warrants (See Note 13 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 11 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Description	December 31, 2008
Warrant liabilities	$580,712
Beneficial conversion feature liabilities	4,818,012
$5,398,724

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities. The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Consolidated Statements of Operations.

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2008	$7,410,515	$1,693,408	$9,103,923
Purchases, sales, issuances and settlements	1,831,706	5,607,070	7,438,776
Change in fair market value of warrant and beneficial conversion liabilities	(8,661,509)	(2,482,466)	(11,143,975)
Ending balance December 31, 2008	$580,712	$4,818,012	$5,398,724

13. Warrants and Warrant Liabilities

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

Prior to the Securities Exchange Agreement executed on June 30, 2008, the exercise prices of the warrants discussed above were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share.  The number of shares of common stock underlying the warrants remained at 11,205,809.  The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above.  See Note 10 – Securities Exchange Agreement.

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

On December 11, 2008, the Company issued warrants to purchase 456,000 shares of common stock at $0.40 per share in conjunction with the sale of its debentures.  In addition, the exercise price of all previously issued warrants was reduced to $0.40.  However, under the terms of the December 11, 2008 amendment, the parties agreed to waive the adjustment provision of the PIPE Warrants that would have increased the number of shares subject to the PIPE Warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

Through December 31, 2008, 410,000 of the warrants issued in December 2006 have been exercised for cash at $1.69 per share. None of the other warrants discussed above have been exercised as of December 31, 2008.

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

The fair value of the warrants was estimated at the issuance dates and revalued at December 31, 2008, using the Monte Carlo model discussed in Note 11 – Convertible Debentures, above.  At December 31, 2008 and December 31, 2007, the Company recorded warrant liabilities of $0.6 million and $7.4 million, respectively.  The change in fair value of the warrants for the year ended December 31, 2008 of $8.7 million was reported as other income in the Consolidated Statement of Operations.

On March 6, 2007, the Company issued an immediately exercisable warrant to purchase 250,000 shares of common stock at $2.00 per share in connection with its agreement with Aequitas Capital Management, Inc., to provide the Company's prospective customers with a leasing alternative for the Company's telepresence videoconferencing systems.  The warrant had a three year term, and was accounted for as an equity issuance in the financial statements.  The warrant was exercised in 2007.  The fair value of the warrant issued to Aequitas Capital at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.75%, volatility factor of 42.90%, contractual term and expected term of 3 years.  The fair value of the warrant of $0.6 million was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.

On August 8, 2007, the Company issued an immediately exercisable warrant to purchase 12,784 shares of common stock at $3.52 per share in connection with its Loan and Security Agreement with Bridge Bank.  The warrant has a three year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant issued to Bridge Bank at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 4.77%, volatility factor of 32.18%, contractual term and expected term of 3 years.  The fair value of the warrant was less than $0.1 million and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.

On February 15, 2008, the Company issued an immediately exercisable warrant to purchase 30,000 shares of common stock at $4.00 per share pursuant to a consulting agreement.  The warrant has a five year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.76%, volatility factor of 65.5%, contractual term and expected term of 5 years.  The fair value of the warrant was less than $0.1 million and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

On March 26, 2008, the Company issued a warrant to purchase 200,000 shares of common stock at $1.73 per share to a financial and marketing consulting firm in connection with a client service agreement.  The warrant has a five year term, 50% of the shares are immediately exercisable, and the remaining 50% are exercisable in June 2008.  The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 2.61%, volatility factor of 65.5%, contractual term and expected term of 5 years.  The fair value of the warrant was $0.2 million, and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

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

On May 31, 2008, the Company issued an immediately exercisable warrant to purchase 105,000 shares of common stock at $1.25 per share to a public relations consultant.  The warrant has a five year term, and was accounted for as an equity issuance in the financial statements.  The fair value of the warrant at the issue date was calculated using the Black Scholes option pricing model with the following assumptions: a risk free interest rate of 3.4%, volatility factor of 63.9%, contractual term and expected term of 5 years.  The fair value of the warrant was less than $0.1 million, and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

The following table summarizes warrant activity for the years ended December 31, 2008 and 2007:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2006	1,531,157	$1.64
Issued	3,248,022	3.72
Exercised	(941,250)	1.72
Forfeited	—	—
Expired	—	—
Balance - December 31, 2007	3,837,929	$3.38
Issued	9,157,789	0.40
Exercised	(100,000)	1.25
Forfeited	—	—
Expired	(200,000)	1.80
Balance - December 31, 2008	12,695,718	$0.45

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	3.57
$1.25	105,000	4.42
$1.73	200,000	4.24
$1.92	78,125	4.24
$3.52	12,784	1.60
$4.00	30,000	4.13
	12,695,718

As of December 31, 2008, the Company had reserved 12,695,718 shares of common stock for the exercise of the outstanding warrants.

14. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to distributors and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  At December 31, 2008 and 2007, one customer accounted for 11% and 15%, respectively, of gross accounts receivable.

The Company sells products and services which serve the communications equipment market.  Substantially all of the Company’s revenues are derived from sales of video, voice and network systems products and their related services. In 2008, one customer accounted for 11% of the Company's Video Solutions segment net revenues, and one customer accounted for 15% of Voice and Network Solutions segment net revenues.  In 2007, one customer accounted for 21% of the Company's Video Solutions segment net revenues, and one customer accounted for 16% of Voice and Network Solutions segment net revenues.  Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

The Company relies on primarily one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

15. Commitments and contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.8 million and $0.4 million for the years ended December 31, 2008 and 2007.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2009	$1,649,834	$1,098,155
2010	1,419,691	609,976
2011	1,273,107	267,849
2012	1,269,018	27,772
2013	184,920	—
Thereafter	—	—
Total minimum lease payments	$5,796,570	2,003,752
Less amount representing interest		(250,097)
Present value of minimum lease payments		1,753,655
Less current portion		(939,603)
		$814,052

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

In January 2008, the Company issued 72,000 shares of its common stock valued at $0.2 million in settlement of compensation claims made by a former sales representative.  The settlement amount was accrued at December 31, 2007, and was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.  Pursuant to the terms of the settlement, the Company was required to issue additional shares of its common stock should the Company’s stock price decline during the six month period subsequent to the date of the settlement.  In July 2008, pursuant to terms of the settlement reached in January 2008, the Company issued an additional 60,000 shares of its common stock valued at less than $0.1 million, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

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

Other

In connection with its acquisition of AccessLine, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity will be recorded in the first quarter of fiscal 2009. There is one additional earn out period which will terminate on June 30, 2009.  The Company may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.  See Note 22 - Subsequent Event.

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

16. Preferred Stock, Common Stock and Dividends

Pursuant to terms of the Company’s Series A preferred stock (the “Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $1.95 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company recorded a dividend of $1.95 million during the year ended December 31, 2008 related to the increase in stated value of the Series A Stock.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.95 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 10 – Securities Exchange Agreement. As of December 31, 2008, the Company has no shares of preferred stock issued or outstanding.

Pursuant to the terms of a consultant agreement dated July 23, 2008, the Company issued 1.2 million shares of its common stock, valued at $0.5 million, to a consultant in exchange for services during the year ended December 31, 2008.

17. Stock Based Compensation

Stock Option Plan

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 5 million shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that approximates the market price of the Company's stock at the date of grant; these option awards generally vest based on 4 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 15.5 million shares.

A summary of option activity under the 2005 Plan as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2007	3,351,512	$0.30
Granted	3,283,500	3.24
Exercised	(25,000)	0.20
Forfeited or expired	(403,790)	0.70
Outstanding at December 31, 2007	6,206,222	$1.83
Granted	7,940,834	0.08
Exercised	(1,712,095)	0.30
Forfeited or expired	(948,668)	2.53
Outstanding at December 31, 2008	11,486,293	$0.28

The intrinsic value of options exercised during the year ended December 31, 2008 was zero.

The options outstanding and currently exercisable by exercise price at December 31, 2008 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.07 to 0.20	10,729,834	8.81	$0.09	2,337,157	5.55	$0.13
$2.15 to 3.50	754,959	6.92	$2.99	661,522	7.33	$2.92
$5.05 to 5.17	1,500	8.22	$5.05	656	8.22	$5.05
	11,486,293	8.68	$0.28	2,999,335	5.94	$0.75

As of December 31, 2008 and 2007, 2,999,335 and 2,968,055 outstanding options were exercisable at an aggregate average exercise price of $0.75 and $0.38, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2008 was $0.2 million and less than $0.1 million, respectively.

As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $2.7 million, which is expected to be recognized over the next 2.9 years on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the years ended December 31, 2008 and 2007, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2008	2007
Cost of product revenues	$71,458	$52,342
Selling, general and administrative	2,093,986	735,627
Research and development	612,391	168,695
Stock based compensation included in operating expenses	2,706,377	904,322
Stock-based compensation expense related to employee equity awards	$2,777,835	$956,664

In September 2007, the Company modified the exercise terms on option grants to two departing employees.  The exercise terms were extended by five years on 1,008,750 stock options, and the Company recorded less than $0.1 million of expense related to the modifications in the year ended December 31, 2007, which is included in the table above.

Stock-based compensation expense for the year ended December 31, 2008 includes $1.4 million of expense related to accelerated vesting and option modifications for former officers of the Company.  In addition, in December 2008, the Company modified the exercise price on all options outstanding for active employees and contractors that had an exercise price greater than $0.15.  The exercise price was reduced to $0.07 on approximately 164 stock options, and the Company recorded expense of less than $0.1 million related to the modifications in the Consolidated Statement of Operations for the year ended December 31, 2008.  Expense related to both modifications is included in the table above.

Valuation Assumptions:

Prior to January 1, 2008, the Company estimated the fair value of stock options using the Black Scholes option pricing model, and through June 30, 2008, the Company estimated the fair value of stock options using a binomial lattice model; since July 1, 2008, the company is again using the Black Scholes option pricing model, all consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107.  The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008 and 2007 was $0.14 per share and $0.49 per share, respectively.  The fair value of each option is estimated on the date of grant using the valuation models discussed above and is recognized as expense using the straight-line method over the requisite service period:

December 31,
	2008	2007
Expected volatility	63.90% to 102.32%	48.85% to 53.37%
Risk-free interest rate	3.05% to 3.90%	3.26% to 3.37%
Expected dividends	—	—
Expected life (yrs)	5.85 to 6.10	5.25 to 6.09

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

18. Income Taxes

The Company did not record a provision for income taxes in the fiscal years ended December 31, 2008 and 2007, as it has experienced net losses from inception through December 31, 2008.

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2008	2007
Expected tax benefit at statutory rate	$(3,290,000)	$(3,610,000)
Effects of permanent differences	(2,030,000)	488,000
State minimum tax	(1,370,000)	(647,000)
Change in valuation allowance	6,690,000	3,769,000
Other	—	—
Tax Provision	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized.  The deferred tax assets and liabilities consist of the following components:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$15,840,000	11,250,000
Other	2,235,000	2,270,000
	18,075,000	13,520,000
Deferred tax liabilities:
Purchased intangibles, net	(6,055,000)	(8,172,000)
State taxes	—	(18,000)
	(6,055,000)	(8,190,000)
Net deferred tax asset	12,020,000	5,330,000
Less valuation allowance	(12,020,000)	(5,330,000)
	$—	$—

The valuation allowance increased by $6.7 million in 2008 and $1.9 million in 2007.  The increase in the valuation allowance of $6.7 million in 2008 is primarily due to the increase in net operating loss carryforwards of $4.6 million and the effect of the change in purchased intangibles of $2.1 million.

The Company has federal net operating loss carryforwards totaling approximately $42 million that may be offset against future federal income taxes.  If not used, the carryforwards will begin expiring in fiscal 2009.  The Company has net operating loss carryforwards in various states totaling approximately $28 million which expire if not used within statutory periods which vary from state to state.

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

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions.  As of December 31, 2008, we were not under examination by any major tax jurisdiction. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2005 and it is no longer subject to state tax examinations for years prior to 2004.

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

Segment Data

Financial information for each reportable segment is as follows as of the fiscal years ended December 31, 2008 and 2007:

	Video Solutions	Voice and Network Solutions	Total
2008
Revenues	$6,532,431	$26,093,551	$32,625,982
Gross profit	$1,204,146	$14,732,922	$15,937,068
Gross profit %	18.43%	56.46%	48.85%
Net loss	$(2,956,414)	$(6,727,216)	$(9,683,630)

Total assets	$5,117,284	$30,790,632	$35,907,916

2007
Revenues	$4,898,113	$7,279,575	$12,177,688
Gross profit	$1,079,649	$3,893,915	$4,973,564
Gross profit %	22.04%	53.49%	40.84%
Net loss	$(9,566,723)	$(1,066,303)	$(10,633,026)

Total assets	$7,257,570	$34,085,385	$41,342,955

Segment revenues consist of sales to external customers in the United States.  Segment gross margin includes all segment revenues less the related cost of sales.  Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

In 2008, one customer accounted for 11% of our Video Solutions segment net revenues, and one customer accounted for 15% of our Voice and Network Solutions segment net revenues.  In 2007, one customer accounted for 21% of our Video Solutions segment net revenues, and one customer accounted for 16% of our Voice and Network Solutions segment net revenues.

At December 31, 2008, one customer accounted for 21% of the gross accounts receivable in the Video Solutions segment and three customers accounted for 27% of gross accounts receivable in the Voice and Network Solutions segment. At December 31, 2007, two customers accounted for 32% of the gross accounts receivable in the Video Solutions segment and two customers accounted for 37% of gross accounts receivable in the Voice and Network Solutions segment.

20. Related party transactions

On June 30, 2008, the Company entered into a separation agreement with Mr. Thomas A. Szabo, who at the time was an officer of the Company and chairman of the board of directors.  Under the terms of the separation agreement, Mr. Szabo waived his right to collect cash severance compensation owed to him upon termination of employment under the terms of his employment agreement, executed a general waiver and release of claims against the Company, and agreed to apply his severance compensation and other deferred compensation owed to him to the exercise of stock options to acquire 822,929 shares of common stock. In exchange, we paid Mr. Szabo, as additional severance, an amount equal to 25% of his severance, accelerated the vesting of certain stock options and amended the provisions of his option agreements that provide that his unexercised options terminate 90 days following termination of service.

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

Also, during the year ended December 31, 2007, the Company sold an aggregate of eight Digital Presence Systems to Aequitas Commercial Finance, an affiliate of Aequitas Capital, for $0.3 million.  There were no sales to this company during the year ended December 31, 2008.

21. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Revenue	$7,656,761	$7,998,535	$8,497,585	$8,473,101
Net income (loss) applicable to common shareholders	$(9,164,393)	$3,804,530	$(619,498)	$(6,882,272)
Net income (loss) per share – basic and diluted	$(0.39)	$0.15	$(0.02)	$(0.22)

Year ended December 31, 2007 (restated)
Revenue	$462,268	$2,045,073	$2,261,954	$7,408,393
Net loss applicable to common shareholders	$(5,555,763)	$(1,380,738)	$(11,180,548)	$(1,418,581)
Net loss per share – basic and diluted	$(0.36)	$(0.09)	$(0.59)	$(0.06)

The Company has restated herein its unaudited consolidated financial information for the first three quarters of the previously reported interim periods of fiscal year 2007, in accordance with SEC Staff Accounting Bulletin No. 108 to correct errors in the 2007 consolidated financial statements that would have a material effect on the financial statements for the current year if not corrected.

22. Subsequent Event

Pursuant to the earn out provisions of the acquisition agreement with AccessLine, the Company is required to pay up to an additional $9.0 million in the form of 2,500,000 shares of restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity will be recorded in the first quarter of fiscal 2009. There is one additional earn out period which will terminate on June 30, 2009.  The Company may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.  See Note 2 – Business Combinations.