Form 10-Q
period 2009-03-31
Telanetix,Inc
filed 2009-05-13
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

❒     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 8, 2009, 31,366,662 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2009

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	market acceptance and market demand for our products and services;
•	new competitors are likely to emerge and new technologies may further increase competition;
•	the adequacy of our financial resources to execute our business plan
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract, retain and motivate key technical, marketing and management personnel;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
•	our ability to maintain and execute a successful business strategy; and
•	we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC."

Other risks and uncertainties include such factors, among others, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under "Item 1A. Risk Factors" in "Part II—Other Information" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

March 31, 2009		December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,266,912	$975,137
Accounts receivable, net	2,653,081	3,591,859
Inventory	508,407	556,321
Prepaid expenses and other current assets	613,036	568,242
Total current assets	5,041,436	5,691,559
Property and equipment, net	5,051,265	5,178,194
Goodwill	7,868,134	7,821,728
Purchased intangibles, net	15,648,337	16,233,337
Other assets	995,850	983,098
Total assets	$34,605,022	$35,907,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,431,316	$2,456,706
Accrued liabilities	3,270,264	2,954,312
Accrued interest	1,813,232	888,242
Deferred revenue	986,342	1,021,389
Current portion of capital lease obligations	874,670	939,603
Warrant and beneficial conversion feature liabilities	4,493,352	5,398,724
Total current liabilities	13,869,176	13,658,976
Non-current liabilities
Capital lease obligations, net of current portion	782,201	814,052
Deferred revenue	212,586	188,134
Convertible debentures, less current portion	20,727,288	20,302,430
Total non-current liabilities	21,722,075	21,304,616
Total liabilities	35,591,251	34,963,592
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 200,000,000 shares;
Issued and outstanding: 31,366,662 at March 31, 2009 and 31,384,374 at December 31, 2008	3,137	3,139
Additional paid in capital	33,538,023	33,211,274
Warrants	10,000	10,000
Accumulated deficit	(34,537,389)	(32,280,089))
Total stockholders' equity (deficit)	(986,229)	944,324
Total liabilities and stockholders' equity	$34,605,022	$35,907,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues	$8,559,564	$7,656,761

Cost of revenues	4,267,593	4,242,999

Gross profit	4,291,971	3,413,762

Operating expenses
Selling and marketing	1,669,902	1,647,813
General and administrative	2,287,389	2,868,329
Research, development and engineering	1,191,525	1,262,805
Depreciation	282,238	193,419
Amortization of purchased intangibles	585,000	585,000
Total operating expenses	6,016,054	6,557,366

Operating loss	(1,724,083)	(3,143,604)

Other income (expense)
Interest income	153	7,540
Interest expense	(1,438,742)	(1,265,595)
Change in fair market value of warrant and beneficial conversion feature liabilities	905,372	(2,208,492)
Total other income (expense)	(533,217)	(3,466,547)

Net loss	(2,257,300)	(6,610,151)
Series A preferred stock dividends and accretion	—	(2,554,242)
Net loss applicable to common stockholders	$(2,257,300)	$(9,164,393)

Net loss per share - basic and diluted	$(0.07)	$(0.39)

Weighted average shares outstanding - basic and diluted	31,162,972	23,237,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2008	31,384,374	$3,139	$33,211,274	$10,000	$(32,280,089)	$944,324

Repurchase of common stock	(533,334)	(53)	53			—

Stock based compensation			280,341			280,341

Common stock issued for earn out	515,622	51	46,355			46,406

Net loss					(2,257,300)	(2,257,300)

Balance, March 31, 2009	31,366,662	$3,137	$33,538,023	$10,000	$(34,537,389)	$(986,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,257,300)	$(6,610,151)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Provision for doubtful accounts	111,938	85,992
Depreciation	540,572	426,824
Loss on disposal of fixed assets	2,383	—
Amortization of deferred financing costs	28,742	86,895
Amortization of intangible assets	585,000	585,000
Stock based compensation	280,341	324,653
Amortization of note discounts	424,858	935,523
Common stock issued for accrued interest	—	82,035
Value of warrant issued as compensation	—	117,740
Change in fair value of warrant and beneficial conversion feature liabilities	(905,372)	2,208,492
Changes in assets and liabilities:
Accounts receivable	826,840	86,613
Inventory	47,914	(23,882)
Prepaid expenses and other assets	(86,288)	(154,146)
Accounts payable and accrued expenses	290,562	1,052,758
Accrued interest	946,268	—
Deferred revenue	(10,595)	(125,908)
Net cash provided (used) by operating activities	825,863	(921,562)

Cash flows from investing activities:
Purchase of property and equipment	(235,420)	(269,108)
Net cash used by investing activities	(235,420)	(269,108)

Cash flows from financing activities:
Proceeds from sale of convertible debentures	—	3,000,000
Deferred financing costs	—	(175,025)
Proceeds from exercise of warrants	—	125,000
Payments on capital leases	(298,668)	(353,306)
Payment of convertible debentures	—	(889,000)
Payments on lines of credit	—	(500,000)
Net cash (used) provided by financing activities	(298,668)	1,207,669
Net increase in cash	291,775	16,999
Cash at beginning of the period	975,137	3,779,821
Cash at end of the period	$1,266,912	$3,796,820

Supplemental disclosures of cash flow information:
Interest paid	$60,153	$73,343

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$220,218	$55,327
Convertible debentures converted into common stock	$—	$565,736
Accrued dividends on Series A stock	$—	$185,250
Warrant liabilities and beneficial conversion features	$—	$2,427,115
Common stock issued in connection with acquisitions	$46,406	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1. Basis of Presentation and Going Concern

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2008, the Company’s independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense under Statement of Financial Accounting Standards No. 123R, “Share Based Payments”; the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009.

The Company remains dependent on outside sources of funding until its results of operations provide positive cash flows.  The Company’s independent registered auditors issued a going concern uncertainty in their report dated March 27, 2009, because there is substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, the Company was unable to generate cash flows sufficient to support its operations and was dependent on debt and equity raised from qualified individual investors.  The Company experienced negative financial results as follows:

	2008	2007
Net loss	$(9,683,630)	$(10,633,026)
Negative cash flow from operating activities	(5,447,148)	(5,582,487)
Working capital deficit	(7,967,417)	(13,585,737)
Stockholders’ equity	944,324	18,377,773

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

The Company has supported current operations by raising additional operating cash through the private sale of its preferred stock and convertible debentures.  This has provided it with the cash flows to continue its business plan, but has not resulted in significant improvement in its financial position.  The Company is considering alternatives to address its cash situation that include: (1) reducing cash operating expenses to levels that are in line with current revenues and (2) raising capital through additional sale of its common stock and/or debentures. The second alternative could result in substantial dilution of existing stockholders.  There can be no assurance that the Company’s current financial position can be improved, that it can achieve positive cash flows from operations or that it can raise additional working capital.

The Company’s long-term viability as a going concern is dependent upon its ability to:

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

  2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company in the first quarter of fiscal 2009. The adoption of the provisions of FSP APB 14-1 did not materially impact the Company’s condensed consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock  (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have a material effect on the Company’s condensed consolidated financial statements during the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, which deferred the effective date of SFAS No. 157 for one year relative to certain nonfinancial assets and liabilities. On January 1, 2009, the beginning of the Company’s fiscal 2009, the Company adopted the requirements of SFAS No. 157 that had been deferred under FSP 157-2,  Effective Date of FASB Statement No. 157 . The adoption did not have a material impact on the Company’s condensed consolidated financial statements during the first quarter of 2009.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not have a material impact on the Company’s condensed consolidated financial statements in the first quarter of 2009.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009. The Company does not anticipate that adoption in fiscal 2009 will have a material impact on the Company’s results of operations or financial condition.

  3. Securities Exchange Agreement

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the investors in its previous debenture and preferred stock financings.  Under this Securities Exchange Agreement the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the then outstanding debentures and shares of preferred stock of the Company.  The debentures issued amend and restate the terms of the previously outstanding debentures.  The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million.  In connection with this transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00 per share.  The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price. See Note 5 – Convertible Debentures, Note 6 – Warrants and Warrant Liabilities and Note 8 – Preferred Stock and Dividends.

In May 2009, the Company again restructured the terms of its outstanding debentures and all of the Company’s outstanding debenture related warrants. See Note 12 – Subsequent Event.

4. Fair Value Measurements

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

At March 31, 2009, the Company recorded liabilities related to its warrants (See Note 6 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 5 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Description	March 31, 2009
Warrant liabilities	$490,696
Beneficial conversion feature liabilities	4,002,656
$4,493,352

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities. There were no purchases, sales, issuances or settlements related to the warrant and beneficial conversion feature liabilities during the three months ended March 31, 2009.  The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2009	$580,712	$4,818,012	$5,398,724
Change in fair market value of warrant and beneficial conversion liabilities	(90,016)	(815,356)	(905,372)
Ending balance March 31, 2009	$490,696	$4,002,656	$4,493,352

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company entered into its debentures during 2008, it believes that the carrying amount of its debentures approximates their fair value as of March 31, 2009.

5. Convertible Debentures

As discussed in Note 3 – Securities Exchange Agreement, pursuant to the terms of the Securities Exchange Agreement the Company entered into with certain investors on June 30, 2008, the Company exchanged the outstanding debentures it issued in December 2006, August 2007 and March 2008 for newly issued debentures, the terms of which are discussed below under the heading “June 2008.”  Prior to entering into the Securities Exchange Agreement, the conversion prices on the December 2006, August 2007 and March 2008 debentures were reduced to $1.25 per share pursuant to the anti-dilution provisions of such debentures.

In August 2008, the Company issued $2.0 million principal amount of debentures which are discussed below under the heading “August 2008.”

In December 2008, the Company issued $1.5 million principal amount of debentures and amended certain terms of the debentures issued in June 2008 and August 2008 which are discussed below under the heading “December 2008.”

As of March 31, 2009, the Company had reserved 74,123,251 shares of common stock for the conversion of the outstanding debentures issued in June 2008, August 2008 and December 2008, all of which are discussed below.

June 2008

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the holders of all of the then outstanding debentures and shares of preferred stock of the Company, pursuant to which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the currently outstanding debentures and shares of preferred stock of the Company. See Note 3 – Securities Exchange Agreement. The debentures issued amend and restate the terms of the previously outstanding debentures held by the investors.

In December 2008, the Company amended certain terms of the debentures issued in June 2008 which are discussed below under the heading “December 2008.”  And, in May 2009, the Company again restructured the terms of its outstanding debentures which are discussed in Note 12 – Subsequent Event.

The following summarizes the terms of the debentures issued in June 2008, as amended:

Term. The debentures are due and payable on June 30, 2014.

Interest. When originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  Following this amendment, interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. Interest payments, as amended in May 2009, are due quarterly on January 1, April 1, July 1 and October 1, commencing on October 1, 2011. Interest payments are required to be paid in cash.

Early Redemption. The Company has the right to redeem the debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iii) all liquidated damages and other amounts due in respect of the debenture. To redeem the debentures the Company must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date the Company gave the holders notice of the Company's intent to redeem the debentures. The Company agreed to honor any notices of conversion received from a holder before the pay off date of the debentures.

Voluntary Conversion by Holder. When originally issued, the debentures were convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection. The conversion price was reduced to $0.40 with the December 2008 amendment and further reduced to $0.30 with the May 2009 amendment.

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

Covenants. The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on the Company’s property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.  As of  March 31, 2009, the Company is in compliance with the covenants described above.

Security. The debentures the Company issued are secured by all of the Company's assets under the terms of the amended and restated security agreement the Company and its subsidiaries entered into with the holders of the June 2008 debentures, which amends and restates the security agreement the Company and the holders entered into in connection with the Company's August 2007 financing. Each of the Company's subsidiaries also entered into guarantees in favor of the investors, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

August 2008

On August 13, 2008, the Company entered into a debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which the Company issued a senior secured convertible debenture with a principal amount of $2.0 million, along with five year warrants to purchase 608,000 shares of common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The rights and obligations of the investor and of the Company with respect to the debenture and the underlying common shares are identical to the debentures and underlying common shares issued pursuant to the Securities Exchange Agreement dated June 30, 2008, as amended.  The rights and obligations of the investor and of the Company with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers’ signatory thereto.

December 2008

On December 11, 2008, the Company entered into an amendment agreement with the holders of the debentures issued in June 2008 and August 2008, and the warrants the Company issued in December 2006, February 2007, March 2008 and August 2008. With respect to the debentures, the parties agreed to amend the interest rate and interest payment provisions, which had called for monthly interest payments at the rate of 12% per annum.  As amended in December 2008, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity. In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

As a result of the issuance of the debenture and warrant in the December 2008 financing discussed below, the conversion price and exercise price, respectively, of the debentures issued in June 2008 and August 2008 and the warrants issued in December 2006, February 2007, March 2008 and August 2008 was reduced to $0.40.  However, under the amendment agreement, the parties agreed to waive the adjustment provision of such warrants that would have increased the number of shares subject to such warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

On the same date, the Company entered into a debenture and warrant purchase agreement with an institutional investor and a holder of the Company's other outstanding debentures and warrants pursuant to which the Company issued a senior secured convertible debenture in the principal amount of $1.5 million, along with a warrant to purchase 456,000 shares of the Company's common stock with an exercise price of $0.40 per share.  The terms of the debenture issued in December 2008 are substantially similar to the terms of the debentures issued in June 2008 and August 2008, as amended.

The Company refers to the debenture issued in this December 2008 financing, together with the debentures issued in June 2008 and August 2008, as the "PIPE Debentures." The Company refers to the warrant issued in this December 2008 financing, together with the other warrants it issued in December 2006, February 2007, March 2008 and August 2008, as the "PIPE Warrants."

May 2009

In May 2009, the Company again restructured the terms of its outstanding debentures. See Note 12 – Subsequent Event.

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  See Note 3 – Securities Exchange Agreement.  The discounts on the debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014.

The amendment in December 2008, provides for 0% interest until September, 30, 2009.  However, the Company has recorded interest expense for the three months ended March 31, 2009, at the debt’s effective interest rate.

The following table summarizes information relative to the outstanding debentures at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(825,451)	(864,758)
Detachable warrants discount	(2,451,162)	(2,567,884)
Beneficial conversion feature discount	(5,645,399)	(5,914,228)
Convertible debentures, net of discounts	20,727,288	20,302,430
Less current portion	—	—
Convertible debentures, long term portion	$20,727,288	$20,302,430

The convertible debentures outstanding at March 31, 2009 are due June 30, 2014.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, and at March 31, 2009 and December 31, 2008, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at March 31, 2009 and December 31, 2008.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At March 31, 2009 and December 31, 2008, the Company recorded beneficial conversion liabilities of $4.0 million and $4.8 million, respectively.  For the three months ended March 31, 2009 and 2008, the Company recognized other income of $0.8 million and other expense of  less than $0.1 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

  6. Warrants and Warrant Liabilities

In connection with its various financings through June 30, 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its debentures. Prior to the Securities Exchange Agreement executed on June 30, 2008, the exercise prices of the warrants were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share.  The number of shares of common stock underlying the warrants remained at 11,205,809.  The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above.  See Note 3 – Securities Exchange Agreement.

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

The fair value of the warrants was estimated at their various issuance dates and revalued at March 31, 2009, using the Monte Carlo model discussed in Note 5 – Convertible Debentures, above.  At March 31, 2009 and December 31, 2008, the Company recorded warrant liabilities of $0.5 million and $0.6 million, respectively.  For the three months ended March 31, 2009 and 2008, the Company recognized other income of $0.1 million and other expense of $2.2 million, respectively, related to the change in fair market value of the warrants.

In addition, the Company issued an additional 425,909 warrants to various entities as compensation for services provided to the Company during 2007 and 2008.

The following table summarizes warrant activity for the three months ended March 31, 2009:

	Number of Shares Subject to Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	12,695,718	$0.45
Issued	—	—
Exercised	—	—
Expired	—	—
Balance – March 31, 2009	12,695,718	$0.45

The following table summarizes information about warrants outstanding at March 31, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	3.33
$1.25	105,000	4.17
$1.73	200,000	3.99
$1.92	78,125	3.99
$3.52	12,784	1.36
$4.00	30,000	3.88
	12,695,718

As of March 31, 2009, the Company had reserved 12,695,718 shares of common stock for the exercise of the outstanding warrants.

In May 2009, the Company restructured the terms of the PIPE Warrants. See Note 12 – Subsequent Event.

7. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle.  The contract commenced on October 16, 2003 with an initial 24 month term.  The contract was extended in July 2005 for a 3 year term that expired in July 2008.  On October 24, 2008, the contract was extended for another 3 year term.  The cancellation terms are a 90 day written notice prior to the extended term expiring.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, the Company is not a party to any litigation which it believes would have a material adverse effect on the Company’s business operations or financial condition.

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

Other

In connection with its acquisition of AccessLine, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of  the Company’s restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009. There is one additional earn out period which will terminate on June 30, 2009.  The Company may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.

On April 18, 2007, the FCC released a Notice of Proposed Rulemaking tentatively concluding that VoIP providers should pay regulatory fees.  According to the notice, the FCC would like to begin collection of such fees in the August to September 2007 timeframe.  The FCC is considering calculating contribution obligations for VoIP providers based on either revenues or telephone numbers used.  The Company cannot predict the outcome of this proceeding.  On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain VoIP providers submit reports regarding the reliability and resiliency of their 911 systems.  At this time, the Company is not subject to these reporting requirements but may become subject in future years.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain VoIP providers submit reports regarding the reliability and resiliency of their 911 systems.  At this time, the Company is not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of VoIP services and to manufacturers of specially designed equipment used to provide those services.  Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements.  In addition, the FCC said that VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services.  Although the Company contributes to the TRS fund as required, it has not yet implemented a solution for the 711 abbreviated dialing requirement.  The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if it does not comply with these obligations.

In the latter half of 2007, the FCC released two Report and Orders that increase the costs of doing business.  One of them, released on August 6, 2007, concerns the collection of regulatory fees for fiscal year 2007, which, for the first time, mandates the collection of such fees from VoIP providers.  This order, which became effective in November 2007, requires that VoIP providers pay regulatory fees based on reported interstate and international revenues.  Regulatory fees for the FCC's fiscal year 2007 were due in 2008.  Fiscal year 2008 fees were paid in 2008 during the normal regulatory fee payment window.  The assessment of regulatory fees on the Company’s VoIP service offering will increase its costs and reduce its profitability or cause the Company to increase the retail price of its VoIP service offerings.

The other order, released on November 8, 2007, imposes local number portability and related obligations on VoIP providers, such as requiring VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis.  The assessment of local number portability fees to the Company’s VoIP service will increase its costs and reduce its profitability or cause the Company to increase the price of its VoIP service offerings.

8. Preferred Stock and Dividends

Pursuant to terms of the Company’s Series A preferred stock (the “Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $2.0 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by March 31, 2008. The Company recorded a dividend of $2.0 million during the three months ended March 31, 2008, related to the increase in stated value of the Series A Stock.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.9 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 3 – Securities Exchange Agreement. As of March 31, 2009, the Company has no shares of preferred stock issued or outstanding.

9. Stock Based Compensation

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

A summary of option activity under the 2005 Plan as of March 31, 2009, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2008	11,486,293	$0.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(6,500)	1.22
Outstanding at March 31, 2009	11,479,793	$0.28

The options outstanding and currently exercisable by exercise price at March 31, 2009 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.07 to 0.20	10,724,834	8.56	$0.09	2,626,751	5.74	$0.13
$2.15 to 3.50	754,959	6.67	$2.99	667,459	7.04	$2.92
	11,479,793	8.43	$0.28	3,294,210	6.00	$0.69

As of March 31, 2009 and December 31, 2008, 3,294,210 and 2,999,335 outstanding options were exercisable at an aggregate average exercise price of $0.69 and $0.75, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2009 was nil.

As of March 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $2.5 million, which is expected to be recognized over the next 2.7 years on a weighted-average basis.

Valuation and Expense Information Under SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008, and its allocation within the Condensed Consolidated Statements of Operations:

	March 31,
	2009	2008
Cost of product revenues	$12,191	$17,725
Selling, general and administrative	197,088	239,559
Research and development	71,062	67,369
Stock based compensation included in operating expenses	268,150	306,928
Stock-based compensation expense related to employee equity awards	$280,341	$324,653

Stock-based compensation expense for the three months ended March 31, 2009 includes less than $0.1 million of expense related to option modifications.

Valuation Assumptions:

Prior to January 1, 2008, the Company estimated the fair value of stock options using the Black Scholes option pricing model, and through June 30, 2008, the Company estimated the fair value of stock options using a binomial lattice model; since July 1, 2008, the company is again using the Black Scholes option pricing model, all consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107.  The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2008 was $1.17 per share.  No options were granted during the three months ended March 31, 2009.  The fair value of each option is estimated on the date of grant using the valuation models discussed above and is recognized as expense using the straight-line method over the requisite service period:

	March 31,
	2009	2008
Expected volatility	—	65.50%
Risk-free interest rate	—	3.45%
Expected dividends	—	—
Expected life (yrs)	—	9.3

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

10. Computation of Net Loss Per Share

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

The Company has the following dilutive common stock equivalents as of March 31, 2009 and 2008, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	March 31,
	2009	2008
Convertible Debentures	74,123,251	7,454,640
Preferred Stock	—	8,441,558
Stock Options	11,479,793	6,217,222
Warrants	12,695,718	9,415,602
Total	98,298,762	31,529,022

11. Business Segment Information

Telanetix is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products.  The Company’s offerings are organized along two product categories: Voice and Network Solutions and Video Solutions, which are considered segments for reporting purposes.  The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”.

The Voice and Network Solutions segment includes the Company’s VoIP communications offerings which include a variety of voice and messaging solutions services. The Video Solutions segment includes the Company’s telepresence solutions and other supporting audio-visual applications.

Financial information for each reportable segment is as follows as of the fiscal quarters ended March 31, 2009 and 2008:

	Voice and Network Solutions	Video Solutions	Total
2009
Revenues	$7,024,192	$1,535,372	$8,559,564
Gross profit	$3,897,421	$394,550	$4,291,971
Gross profit %	55.5%	25.7%	50.1%
Operating loss	$(843,082)	$(881,001)	$(1,724,083)

Total assets	$30,405,269	$4,199,753	$34,605,022

2008
Revenues	$6,248,858	$1,407,903	$7,656,761
Gross profit	$3,294,422	$119,340	$3,413,762
Gross profit %	52.7%	8.5%	44.6%
Operating loss	$(1,120,609)	$(2,022,995)	$(3,143,604)

Total assets	$33,371,630	$7,462,222	$40,833,852

Segment revenues consist of sales to external customers in the United States.  Segment gross margin includes all segment revenues less the related cost of sales.  Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months ended March 31, 2009, one customer accounted for 13% of the Company’s Voice and Network Solutions segment net revenues and two customers accounted for 53% of its Video Solutions segment net revenues. For the three months ended March 31, 2008, one customer accounted for 16% of the Voice and Network Solutions segment net revenues and no one customer accounted for more than 10% of the Video Solutions segment net revenues.

At March 31, 2009 no one customer accounted for more than 10% of gross accounts receivable in the Voice and Network Solutions segment and one customer accounted for 19% of gross accounts receivable in the Video Solutions segment. At March 31, 2008 one customer accounted for 37% of gross accounts receivable in the Voice and Network Solutions segment and two customers accounted for 38% of gross accounts receivable in the Video Solutions segment.

12. Subsequent Event

In May 2009, the Company restructured the terms of  its outstanding PIPE Debentures and all of the Company’s outstanding PIPE Warrants pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  The Amendment Agreement revised the terms of the PIPE Debentures to:

•	decrease the conversion price from $0.40 to $0.30;

•	require that all future interest payments be made in cash;

•	defer interest payments until October 1, 2011;

•	reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter;

•
eliminate the requirement that, at the time of any conversion of principal, we pay the holders an amount in cash equal to the interest that would have accrued on such principal had such principal remained outstanding through the full term of the PIPE Debentures; and

•	eliminate the 20% premium for voluntary prepayment.

Under the terms of the Amendment Agreement, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

In addition, under the terms of the Amendment Agreement, the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of the Company’s common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the anti-dilution protection under the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future dilution from the PIPE Warrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this report and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

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

AccessLine offers two business dialtone products: SmartVoice TM and Digital Phone Service. SmartVoice TM replaces a customer's existing telephone lines with a VoIP alternative, but allows the customer to keep using its current phone equipment. This product is targeted at the mid-size business market. The customer has the ability to select the number of office locations, number of phone lines and types of phone numbers. Digital Phone Service is a combined package of a digital phone system and accompanying service, geared for small companies with 20 or fewer employees at a single location. The customer selects how many phone lines and how many stations, and selects optional features such as Automated Attendant, conference calling or fax numbers. AccessLine then preconfigures the phone system to the customer’s specifications, and ships it directly to the customer.

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

Through our Digital Presence TM product line we provide our customers with a complete system for telepresence video conferencing. The core of our system is our software components—video and audio encoder and decoders, call signaling and bandwidth management—all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. A Digital Presence TM system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our Digital Presence TM systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements. Our channel partners and our subsidiary, AVS, act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

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

Recent Financings

June 2008 Financing

On June 30, 2008, we entered into a securities exchange agreement with the investors in our previous debenture and preferred stock financings and issued six-year, interest only debentures due June 30, 2014 in exchange for all of the then outstanding debentures and shares of our preferred stock.  The debentures issued in June 2008 amend and restate the terms of the previously outstanding debentures.  The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million.  In connection with this transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00, which was subsequently reduced to $0.40 per share in connection with our December 2008 financing, discussed below.  The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price.

In December 2008, we amended certain terms of the debentures issued in June 2008 which are discussed below under the heading “December 2008 Amendment of Outstanding Debentures and Warrants.”  And, in May 2009, the Company again restructured the terms of its outstanding debentures which are discussed below under the heading “May 2009 Amendment of Outstanding Debentures and Warrants.”

The following summarizes the terms of the debentures issued in June 2008, as amended:

Term. The debentures are due and payable on June 30, 2014.

Interest. When originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments at the rate of 12% per annum.  Following this amendment, interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

Principal Payment. The principal amount of the debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. Interest payments, as amended in May 2009,  are due quarterly on January 1, April 1, July 1 and October 1, commencing on October 1, 2011. Interest payments are required to be paid in cash.

Early Redemption. We have the right to redeem the debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debentures we must meet certain equity conditions. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion received from a holder before the pay off date of the debentures.

Voluntary Conversion by Holder. When originally issued, the debentures were convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection. The conversion price was reduced to $0.40 with the December 2008 amendment and further reduced to $0.30 with the May 2009 amendment.

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

Covenants. The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

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

August 2008 Financing

On August 13, 2008, we entered into a debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements, pursuant to which we issued a senior secured convertible debenture in the principal amount of $2.0 million, along with a five year warrant to purchase 608,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The terms of the debentures we issued in this financing were also amended by the terms of the amendment agreement we entered into in December 2008 and were further amended by the terms of the amendment agreement we entered into in May 2009. See "December 2008 Amendment of Outstanding Debentures and Warrants," and "May 2009 Amendment of Outstanding Debentures and Warrants," below.  Our rights and obligations, as well as those of the investor, with respect to the debenture we issued in this financing are identical to the rights and obligations of the debentures we issued in June 2008, as amended.

December 2008 Financing

On December 11, 2008, we entered into a debenture and warrant purchase agreement with an institutional investor and a holder of the debentures we issued in June 2008 and August 2008, pursuant to which we issued a senior secured convertible debenture in the principal amount of $1.5 million, along with a warrant to purchase 456,000 shares of our common stock with an exercise price of $0.40 per share. This financing transaction resulted in net proceeds to us of $1.5 million. We may refer to this financing as our December 2008 financing in this report.

The terms of the debenture we issued in December 2008 are substantially similar to the terms of the debentures we issued in June 2008 and August 2008, except as follows: interest is payable quarterly at the rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until the maturity date. The terms of the debenture were amended by the terms of the amendment agreement we entered into in May 2009. See "May 2009 Amendment of Outstanding Debentures and Warrants," below.

December 2008 Amendment of Outstanding Debentures and Warrants

In connection with our December 2008 financing, we entered into an amendment agreement with the holders of the debentures we issued in June 2008 and August 2008, and the warrants we issued in December 2006, February 2007, March 2008 and August 2008. With respect to the debentures, the parties agreed to amend the interest rate and interest payment provisions, which had called for monthly interest payments at the rate of 12% per annum.  As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.

As a result of the issuance of the debenture and warrant in the December 2008 financing discussed above, the conversion price and exercise price, respectively, of the debentures issued in June 2008 and August 2008 and the warrants issued in December 2006, February 2007, March 2008 and August 2008 was reduced to $0.40.  However, under the amendment agreement, the parties agreed to waive the adjustment provision of such warrants that would have increased the number of shares subject to such warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

May 2009 Amendment of Outstanding Debentures and Warrants

In May 2009, we restructured the terms of our outstanding PIPE Debentures and all of our outstanding PIPE Warrants pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  The Amendment Agreement revised the terms of the PIPE Debentures to:

•	decrease the conversion price from $0.40 to $0.30;

•	require that all future interest payments be made in cash;

•	defer interest payments until October 1, 2011;

•	reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter;

•
eliminate the requirement that, at the time of any conversion of principal, we pay the holders an amount in cash equal to the interest that would have accrued on such principal had such principal remained outstanding through the full term of the PIPE Debentures; and

•	eliminate the 20% premium for voluntary prepayment.

Under the terms of the Amendment Agreement, we also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the our net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

In addition, under the terms of the Amendment Agreement, the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of our common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the anti-dilution protection under the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time we issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future dilution from the PIPE Warrants.

Outlook

We entered 2009 with a solid product line of both voice and video solutions, including our Digital Phone Service.  We experienced growth in revenues and gross margins for each of our Voice and Network Solutions and our Video Solutions segments in 2008 and during the three months ended March 31, 2009. Currently, our overriding objective is to achieve operating profitability.  To that end, during the first quarter of our current fiscal year, we have worked to increase sales by spending more in advertising than we spent in the fourth quarter of 2008.  In addition, we have undertaken initiatives to reduce operating expenses, including optimizing our network configuration and reducing our staffing levels.

If we can continue to generate revenue and gross margin improvements consistent with our growth in 2008 and during the three months ended March 31, 2009, and maintain control of our operating expenses, we believe that our existing capital will be sufficient to finance our operations for 2009. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  We have witnessed some slow down on our Video Solutions segment.  In addition, we have limited financial resources.  Unforeseen decreases in revenues, or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Based on currently available information, management believes 2009 revenues will show double digit increases in growth over 2008 numbers.  We are committed to achieving positive cash flow.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2008, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

During the years ended December 31, 2008 and 2007, we were unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2008	2007
Net loss	$(9,683,630)	$(10,633,026)
Negative cash flow from operating activities	(5,447,148)	(5,582,487)
Working capital deficit	(7,967,417)	(13,585,737)
Stockholders’ equity	944,324	18,377,773

These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

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

Results of Operations

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

Our business operates in two segments: Voice and Network Solutions and Video Solutions.  Our Voice and Network Solutions segment includes our SmartVoice™ and Digital Phone Service and other VoIP communications offerings including a variety of voice and messaging solutions. Our Video Solutions segment includes our Digital PresenceTM telepresence solutions and other supporting audio-visual applications and services.

Revenues, Cost of Revenues and Gross Profit

	Three months ended March 31, 2009			Three months ended March 31, 2008			Increase (decrease)
	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total
Net revenues:	$7,024,192	$1,535,372	$8,559,564	$6,248,858	$1,407,903	$7,656,761	$775,334	$127,469	$902,803
Cost of revenues:	3,126,771	1,140,822	4,267,593	2,954,436	1,288,563	4,242,999	172,335	(147,741)	24,594
Gross profit:	$3,897,421	$394,550	$4,291,971	$3,294,422	$119,340	$3,413,762	$602,999	$275,210	$878,209

Gross profit %	55.5%	25.7%	50.1%	52.7%	8.5%	44. 6%

Net revenues for the three months ended March 31, 2009 were $8.6 million, an increase of $0.9 million, or 11.8%, over the same period in 2008.  Net revenues in our Voice and Network Solutions segment increased $0.8 million. Net revenues in our Video Solutions segment increased $0.1 million.  The increase in Voice and Network Solutions revenues is due in part to organic growth of existing products and services as a result of the increase in advertising year over year and to the success of our Digital Phone Service product which was launched in mid-2008.

For the three months ended March 31, 2009, one customer accounted for 13% of our Voice and Network Solutions segment net revenues and two customers accounted for 53% of our Video Solutions segment net revenues. For the three months ended March 31, 2008, one customer accounted for 16% of our Voice and Network Solutions segment net revenues and no single customer accounted for more than 10% of our Video Solutions segment net revenues.

Cost of revenues for the three months ended March 31, 2009 was $4.3 million, an increase of $24,594, or 0.6%, over the same period in 2008. Cost of revenues in our Voice and Network Solutions segment increased $0.2 million consistent with the increase in revenues.  Cost of revenues in our Video Solutions segment decreased by $0.1 million due primarily to an improved mix of product and services sold.

Gross profit for the three months ended March 31, 2009 was $4.3 million, an increase of $0.9 million, or 25.7%, over the same period in 2008.  Gross profit in our Voice and Network Solutions segment increased $0.6 million consistent with the increase in revenues. Gross profit in our Video Solutions segment increased $0.3 million primarily as a result of increased margin on product sales during the period.

Gross profit percentage was 50.1% for the three months ended March 31, 2009 compared to 44.6% in the same period in 2008.  Gross profit percentage for our Voice and Network Solutions segment was 55.5% for the three months ended March 31, 2009 compared to 52.7% in the same period in 2008, and the increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates. Gross profit percentage for our Video Solutions segment was 25.7% for the three months ended March 31, 2009 compared to 8.5% in the same period in 2008, and the increase is a result of a more profitable mix of products sold.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2009 were $1.7 million, an increase of less than $0.1 million or 1.3%, over the same period in 2008.  We anticipate that selling and marketing expenses for future quarters of 2009 will be higher than those incurred in 2008 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.  This will be partially offset by a reduction in our video selling staff in late February 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $2.3 million, a decrease of $0.6 million or 20.3%, over the same period in 2008.  Approximately, 70% of the decrease is attributable to lower accounting costs in 2009 as compared to 2008, which included costs associated with the first time consolidation of the activity of our Accessline and AVS subsidiaries that were acquired during 2007.  The remaining 30% of the decrease is primarily attributable to lower consulting fees in 2009 as compared to 2008, which included costs associated with various valuations as a result of our acquisitions and various debt restructurings in 2007 and 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 31, 2009 were $1.2 million, a decrease of $0.1 million or 5.6%, over the same period in 2008.  Research, development and engineering expenses decreased in 2009 as compared to 2008 primarily as a result of a decrease in research and development staffing.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2009 was $0.3 million, an increase of $0.1 million or 45.9%, over the same period in 2008.  The increase is primarily attributable to additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense for the three months ended March 31, 2009 and 2008, related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $1.4 million, an increase of $0.2 million or 13.7%, from the same period in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense increased in 2009 primarily as a result of the higher interest rate on our debentures from 6% to 12%, which is discussed in more detail below.

The debentures we issued prior to June 2008 had an interest rate of 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures.  We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged the outstanding debentures for new debentures with an aggregate face value of $26.1 million that have a six year term and, when originally issued, bore interest at 12%.  As discussed in greater detail below, the interest rate on these debentures was amended in December 2008. A portion of these debentures were converted into shares of our common stock.  We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures.  The unamortized discounts and deferred financing costs at June 30, 2008 related to the prior financing transactions will be amortized to interest expense in future periods over the term of the newly issued debentures, or through June 30, 2014.

In August, 2008, we issued a debenture with a face value of $2.0 million that, when originally issued, bore interest at 12% per annum.  As discussed in greater detail below, the interest rate on this debenture was amended in December 2008. We recorded discounts aggregating to $1.3 million which will be amortized to interest expense in future periods over the term of the debenture, or through June 30, 2014.

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

In addition, in December 2008, with respect to the debentures we issued in June 2008 and August 2008, the parties agreed to amend the interest rate and interest payment provisions, which had called for monthly interest payments at the rate of 12% per annum.  As amended, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.

In May 2009, following the end of the period covered by this report, under the Amendment Agreement, we restructured the terms of our PIPE Debentures to: (i) defer interest payments until October 1, 2011; (ii) reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter; and (iii) require that all future interest payments be made in cash. See "Recent Financings," above.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we recorded the fair value of the warrants issued in connection with our various financings at the issuance dates as a warrant liability because the exercise price of the warrants can be adjusted if we subsequently issue common stock at a lower price and it is possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of the then outstanding warrants was estimated at December 31, 2008 and again at each subsequent reporting date.  For the three months ended March 31, 2009, we recorded non-operating income of $0.1 million in the Consolidated Statement of Operations for the decrease in the fair values of the warrants, which is primarily attributable to the decrease in the market price of our common stock.

At December 31, 2008 and again at each subsequent reporting date, we assessed the then outstanding convertible debentures under SFAS No. 133, and we determined that the beneficial conversion feature represented an embedded derivative liability.  Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The debentures we issued in December 2006, February 2007, August 2007 and March 2008 contained embedded derivative features which were accounted for at fair value as a compound embedded derivative up to June 30, 2008, the date we exchanged those debentures for debentures with a six year term and 12% interest rate.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) our ability to pay interest in cash or shares of our common stock; (4) monthly redemption payments as per the debenture agreements; (5) optional redemption at our election; (6) forced conversion; (7) holder’s restriction on conversion; and (8) a default put.

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

For the three months ended March 31, 2009, we recorded non-operating income of $0.8 million in the Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the decrease in the market price of our common stock.

In May 2009, following the end of the period covered by this report, under the Amendment Agreement, we amended the terms of our PIPE Warrants to allow the holder's to exchange the PIPE Warrants directly for shares of our outstanding common stock at ratio of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock.  The exchange ratio is subject to adjustment in the event of stock split or dividend.  However, the provision in the PIPE Warrants relating to adjusting the exercise price on the issuance of future equity securities has been eliminated.   See "Recent Financings," above.

Provision for income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through March 31, 2009. As of December 31, 2008, we had net operating loss carryforwards (“NOL’s”) of approximately $42.0 million, some of which, if not utilized, will begin expiring in the year 2009.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

Liquidity and Capital Resources

Our cash balance as of March 31, 2009 was $1.3 million.  At that time, we had accounts receivable of $2.7 million and a working capital deficit of $8.8 million, which includes warrant and beneficial conversion liabilities of $4.5 million and accrued interest on debentures of $1.8 million.

Cash generated by operations during the three months ended March 31, 2009 was $0.8 million. This was primarily the result of a net loss of $2.3 million which was offset by the following non-cash charges: stock compensation expense of $0.3 million; amortization of note discounts of $0.4 million; amortization of intangible assets of $0.6 million; and depreciation expense of $0.5 million (which includes depreciation expense of $0.2 million in cost of sales). The change in fair value of warrant and beneficial conversion liabilities of $0.9 million decreased our cash generated by operations.  In addition to the non-cash charges, the increase in cash generated by operations during the three months ended March 31, 2009 was primarily attributable to a reduction in accounts receivable of $0.8 million and an increase in accrued interest of $0.9 million.

Net cash used by investing activities during the three months ended March 31, 2009 was $0.2 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $0.3 million during the quarter ended March 31, 2009. All of the cash used by financing activities was used for payments on our capital leases.

We believe our cash balance, along with other cost saving initiatives we have planned for 2009, if implemented successfully, is sufficient to fund our operations through fiscal 2009.  We do not currently have any unused credit arrangement or open credit facility available to us.  Our PIPE Debentures are secured by a lien on all of our assets, and the terms of those debentures restrict our ability to borrow funds and pledge our assets as security for any such borrowing, without the consent of the holders of the PIPE Debentures.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Debentures

As of March 31, 2009, the principal balance we owe on our outstanding debentures is $29.6 million, all of which is due June 30, 2014.  In May 2009, the terms of our debentures were amended to defer interest payments until October 1, 2011 at which time interest is to be paid in cash.  In addition, at any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $0.30). See "Recent Financings," above.

If our cash flows from operations are not sufficient to make interest payments in cash, we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.

If we are unable to make the payments due on our outstanding debentures, we would be in default under those securities. The holders of our debentures would be entitled to demand that all amounts due thereunder be immediately paid in cash, and the holders would have the right to demand that we pay 130% of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2009	$1,232,526	$845,181
2010	1,418,485	687,223
2011	1,273,228	281,989
2012	1,269,119	46,684
2013	184,920	14,139
Thereafter	—	—
Total minimum lease payments	$5,378,278	1,875,216
Less amount representing interest		(218,345)
Present value of minimum lease payments		1,656,871
Less current portion		(874,670)
Total long term portion		$782,201

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

Other

In connection with our acquisition of AccessLine, we are required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, we issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and we issued 529,252 shares valued at $0.3 million in July 2008.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and we issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009.  There is one additional earn out period which will terminate on June 30, 2009.  We may be required to pay up to 625,000 additional shares of common stock upon AccessLine's achievement of certain future financial objectives during that period.

On April 18, 2007, the FCC released a Notice of Proposed Rulemaking tentatively concluding that VoIP providers should pay regulatory fees.  According to the notice, the FCC would like to begin collection of such fees in the August to September 2007 timeframe.  The FCC is considering calculating contribution obligations for VoIP providers based on either revenues or telephone numbers used.  We cannot predict the outcome of this proceeding.  On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain VoIP providers submit reports regarding the reliability and resiliency of their 911 systems.  At this time, the Company is not subject to these reporting requirements but may become subject in future years.

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

In the latter half of 2007, the FCC released two Report and Orders that increase the costs of doing business.  One of them, released on August 6, 2007, concerns the collection of regulatory fees for fiscal year 2007, which, for the first time, mandates the collection of such fees from VoIP providers.  This order, which became effective in November 2007, requires that VoIP providers pay regulatory fees based on reported interstate and international revenues.  Regulatory fees for the FCC's fiscal year 2007 were due in 2008.  Fiscal year 2008 fees were paid in 2008 during the normal regulatory fee payment window.  The assessment of regulatory fees on our VoIP service offering will increase our costs and reduce our profitability or cause us to increase the retail price of its VoIP service offerings.

The other order, released on November 8, 2007, imposes local number portability and related obligations on VoIP providers, such as requiring VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis.  The assessment of local number portability fees to our VoIP service will increase our costs and reduce our profitability or cause us to increase the price of its VoIP service offerings.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2009, our disclosure controls were effective at that "reasonable assurance" level.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

  PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Part I. Item 1A—Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2009, we issued 515,622 shares of our common stock pursuant to the earn out provisions of the AccessLine acquisition agreement for the period ending December 31, 2008.

The issuance described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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

TELANETIX, INC.
/s/ J. Paul Quinn
Date: May 13, 2009	J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws, as amended (1)
10.1	Amendment to Debenture and Warrant Purchase Agreement dated May 8, 2009 (2)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________
*	Filed with this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 29, 2009
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on May 11, 2009