Form 10-Q
period 2009-06-30
Telanetix,Inc
filed 2009-08-12
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 7, 2009, 31,768,320 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2009

TABLE OF CONTENTS

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, including those set forth under "Item 1A. Risk Factors" in "Part II—Other Information" and elsewhere in, or incorporated by reference into, this report.

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,117,746	$975,137
Accounts receivable, net	2,156,952	3,591,859
Inventory	567,959	556,321
Prepaid expenses and other current assets	568,162	568,242
Total current assets	4,410,819	5,691,559
Property and equipment, net	4,576,300	5,178,194
Goodwill	7,868,134	7,821,728
Purchased intangibles, net	15,063,337	16,233,337
Other assets	995,992	983,098
Total assets	$32,914,582	$35,907,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,226,530	$2,456,706
Accrued liabilities	3,371,599	2,954,312
Accrued interest	—	888,242
Deferred revenue	1,031,367	1,021,389
Current portion of capital lease obligations	752,934	939,603
Warrant and beneficial conversion feature liabilities	11,365,565	5,398,724
Total current liabilities	18,747,995	13,658,976
Non-current liabilities
Accrued interest	2,258,090	—
Capital lease obligations, net of current portion	625,966	814,052
Deferred revenue	203,707	188,134
Convertible debentures, less current portion	17,281,730	20,302,430
Total non-current liabilities	20,369,493	21,304,616
Total liabilities	39,117,488	34,963,592
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 200,000,000 shares;
Issued and outstanding: 31,366,662 at June 30, 2009 and 31,384,374 at December 31, 2008	3,137	3,139
Additional paid in capital	33,814,297	33,211,274
Warrants	1,551,802	10,000
Accumulated deficit	(41,572,142)	(32,280,089)
Total stockholders' equity (deficit)	(6,202,906)	944,324
Total liabilities and stockholders' equity (deficit)	$32,914,582	$35,907,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$7,592,309	$7,998,535	$16,151,873	$15,655,296

Cost of revenues	3,336,004	4,277,352	7,603,597	8,520,351

Gross profit	4,256,305	3,721,183	8,548,276	7,134,945

Operating expenses
Selling and marketing	1,627,775	1,806,145	3,395,384	3,465,170
General and administrative	2,233,867	4,142,348	4,423,548	6,993,333
Research, development and engineering	1,089,164	1,775,270	2,280,689	3,044,207
Depreciation	268,265	211,778	550,503	405,197
Amortization of purchased intangibles	585,000	584,998	1,170,000	1,169,998
Total operating expenses	5,804,071	8,520,539	11,820,124	15,077,905

Operating loss	(1,547,766)	(4,799,356)	(3,271,848)	(7,942,960)

Other income (expense)
Interest income	303	9,253	456	16,793
Interest expense	(1,051,223)	(1,722,850)	(2,489,966)	(2,988,445)
Change in fair market value of derivative liabilities	(4,436,067)	10,941,244	(3,530,695)	8,732,752
Total other income (expense)	(5,486,987)	9,227,647	(6,020,205)	5,761,100

Net income (loss)	(7,034,753)	4,428,291	(9,292,053)	(2,181,860)
Series A preferred stock dividends, accretion and increase in stated value	—	(623,761)	—	(3,178,003
Net income (loss) applicable to common stockholders	$(7,034,753)	$3,804,530	$(9,292,053)	$(5,359,863)

Net income (loss) per share - basic	$(0.22)	$0.15	$(0.30)	$(0.22)

Net income (loss) per share – diluted	$(0.22)	$0.15	$(0.30)	$(0.22)

Weighted average shares outstanding – basic	31,366,662	24,667,717	31,265,379	23,950,820

Weighted average shares outstanding - diluted	31,366,662	25,488,770	31,265,379	23,950,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2008	31,384,374	$3,139	$33,211,274	$10,000	$(32,280,089)	$944,324

Repurchase of common stock	(533,334)	(53)	53			—

Stock based compensation			556,615			556,615

Common stock issued for earn out	515,622	51	46,355			46,406

Warrants reclassed from debt to equity				1,541,802		1,541,802

Net loss					(9,292,053)	(9,292,053)

Balance, June 30, 2009	31,366,662	$3,137	$33,814,297	$1,551,802	$(41,572,142)	$(6,202,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,292,053)	$(2,181,860)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Provision for doubtful accounts	(118,196)	109,802
Depreciation	1,097,760	879,879
Loss on disposal of fixed assets	2,218	—
Reserve for excess and obsolete inventory	—	18,685
Amortization of deferred financing costs	57,483	202,573
Amortization of intangible assets	1,170,000	1,169,998
Stock based compensation	556,615	2,229,040
Amortization of note discounts	957,248	2,169,366
Common stock issued for accrued interest	—	113,561
Value of warrant issued as compensation	—	227,113
Exercise of stock options in lieu of cash severance payments	—	404,582
Change in fair value of warrant and beneficial conversion feature liabilities	3,530,695	(8,732,752)
Changes in assets and liabilities:
Accounts receivable	1,553,103	(534,550)
Inventory	(11,638)	(101,463)
Prepaid expenses and other assets	(70,297)	(249,498)
Accounts payable and accrued expenses	187,111	1,636,822
Accrued interest	1,391,126	—
Deferred revenue	25,551	(101,282)
Net cash provided (used) by operating activities	1,036,726	(2,739,984)

Cash flows from investing activities:
Purchase of property and equipment	(346,447)	(473,479)
Proceeds from disposal of fixed assets	28,970	—
Net cash used by investing activities	(317,477)	(473,479)

Cash flows from financing activities:
Proceeds from sale of convertible debentures	—	3,000,000
Deferred financing costs	—	(175,025)
Proceeds from exercise of warrants	—	125,000
Payments on capital leases	(576,640)	(694,813)
Payment of convertible debentures	—	(1,225,295)
Payments on lines of credit	—	(500,000)
Net cash (used) provided by financing activities	(576,640)	529,867
Net increase in cash	142,609	(2,683,596)
Cash at beginning of the period	975,137	3,779,821
Cash at end of the period	$1,117,746	$1,096,225

Supplemental disclosures of cash flow information:
Interest paid	$105,387	$222,686

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$220,218	$246,103
Convertible debentures converted into common stock	$—	$1,054,926
Accrued dividends on Series A Preferred stock	$—	$394,675
Preferred stock and accrued dividends converted into debentures	$—	$15,344,675
Convertible debentures and accrued interest converted into debentures	$—	$10,795,681
Warrant liabilities and beneficial conversion features	$—	$5,878,112
Common stock issued in connection with the acquisition of subsidiaries	$46,406	$575,165
Warrants reclassed from debt to equity	$1,541,802	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1.Basis of Presentation and Going Concern

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2008, the Company’s independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009.

The Company remains dependent on outside sources of funding until its results of operations provide positive cash flows.  The Company’s previous independent registered auditors issued a going concern uncertainty in their report dated March 27, 2009, because there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s long-term viability as a going concern is dependent upon its ability to:

●	achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations; and

●	locate sources of debt or equity funding to meet current commitments and near-term future requirements.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no impact on net loss or stockholders’ equity amounts previously reported.

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

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock  (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have a material effect on the Company’s condensed consolidated financial statements in 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, which deferred the effective date of SFAS No. 157 for one year relative to certain nonfinancial assets and liabilities. On January 1, 2009, the beginning of the Company’s fiscal 2009, the Company adopted the requirements of SFAS No. 157 that had been deferred under FSP 157-2,  Effective Date of FASB Statement No. 157 . The adoption did not have a material impact on the Company’s condensed consolidated financial statements in 2009.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not have a material impact on the Company’s condensed consolidated financial statements in 2009.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted FSP FAS 157-4 as of June 30, 2009, which was the required effective date. Its adoption did not have a material impact on the Company’s condensed consolidated financial statements in 2009.

In May 2009, the FASB issued SFAS 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 12, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

3. Securities Exchange and Amendment Agreements

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the investors in its previous debenture and preferred stock financings.  Under this Securities Exchange Agreement the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the outstanding debentures the Company issued in December 2006, August 2007 and March 2008 and shares of preferred stock the Company issued in August 2007.  The debentures issued in this transaction amend and restate the terms of the debentures issued in December 2006, August 2007 and March 2008.  The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million.  In connection with this transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00 per share.  The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price. See Note 5 – Convertible Debentures, Note 6 – Warrants and Warrant Liabilities and Note 8 – Preferred Stock and Dividends.

In May 2009, the Company restructured the terms of its outstanding debentures issued in June 2008, August 2008 and December 2008 (collectively, the  "PIPE Debentures") and all of the Company’s outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 (the "PIPE Warrants") pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  The Amendment Agreement revised the terms of the PIPE Debentures to:

•	decrease the conversion price from $0.40 to $0.30;

•	require that all future interest payments be made in cash;

•	defer interest payments until October 1, 2011;

•	reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter;

•
eliminate the requirement that, at the time of any conversion of principal, the Company pay the holders an amount in cash equal to the interest that would have accrued on such principal had such principal remained outstanding through the full term of the PIPE Debentures; and

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

The Company records liabilities related to its warrants (See Note 6 – Warrants and Warrant Liabilities) and the beneficial conversion feature of its convertible debentures (See Note 5 – Convertible Debentures) at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities as of June 30, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Warrant liabilities	$—
Beneficial conversion feature liabilities	11,365,565
$11,365,565

The change in fair market value of the warrant and beneficial conversion feature liabilities is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The change in the fair market value of the beneficial conversion feature liability as a result of the decrease the conversion price of the PIPE Debentures from $0.40 to $0.30 per the Amendment Agreement (see Note 3 - Securities Exchange and Amendment Agreements) was recorded as additional debt discount of $4.0 million on May 8, 2009. In addition, as a result of the Amendment Agreement (see Note 3 - Securities Exchange and Amendment Agreements), the anti-dilution protection under the PIPE Warrants was removed, which eliminates the potential for future dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities as of June 30, 2009:

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2009	$580,712	$4,818,012	$5,398,724
Change in fair market value of beneficial conversion liabilities due to change in conversion factor		3,977,948	3,977,948
Conversion of warrants to equity	(1,541,802)		(1,541,802)
Change in fair market value of warrant and beneficial conversion liabilities	961,090	2,569,605	3,530,695
Ending balance June 30, 2009	$—	$11,365,565	$11,365,565

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company amended its debentures in May 2009, it believes that the carrying amount of its debentures approximates their fair value as of June 30, 2009.

5. Convertible Debentures

As discussed in Note 3 – Securities Exchange and Amendment Agreements, pursuant to the terms of the Securities Exchange Agreement the Company entered into with certain investors on June 30, 2008, the Company exchanged the outstanding debentures it issued in December 2006, August 2007 and March 2008 for newly issued debentures, the terms of which are discussed below under the heading “June 2008.”  Prior to entering into the Securities Exchange Agreement, the conversion prices on the December 2006, August 2007 and March 2008 debentures were reduced to $1.25 per share pursuant to the anti-dilution provisions of such debentures.

In August 2008, the Company issued $2.0 million principal amount of debentures, the terms of which are discussed below under the heading “August 2008.”

In December 2008, the Company issued $1.5 million principal amount of debentures and amended certain terms of the debentures issued in June 2008 and August 2008. See the discussion below under the heading “December 2008.”

In May 2009, the Company restructured the terms of its outstanding PIPE Debentures and all of the Company’s outstanding PIPE Warrants pursuant to the terms of the Amendment Agreement.  See the discussion below under the heading “May 2009.”

As of June 30, 2009, the Company had reserved 98,831,000 shares of common stock for the conversion of the outstanding PIPE Debentures.

June 2008

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the holders of all of the then outstanding debentures and shares of preferred stock of the Company, pursuant to which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the outstanding debentures the Company issued in December 2006, August 2007 and March 2008 and shares of preferred stock the Company issued in August 2007. See Note 3 – Securities Exchange Agreement. The debentures issued in this transaction amended and restated the terms of the previously outstanding debentures held by the investors.

In December 2008, the Company amended certain terms of the debentures issued in June 2008, the terms of which are discussed below under the heading “December 2008.”  And, in May 2009, the Company restructured the terms of all of its outstanding debentures, the terms of which are discussed below under the heading “May 2009.”

The following summarizes the terms of the debentures issued in June 2008, as amended in December 2008 and May 2009:

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

Covenants. The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on the Company’s property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.  As of June 30, 2009, the Company is in compliance with the covenants described above.

Under the terms of the Amendment Agreement entered into in May 2009, the Company also agreed to additional financial performance covenants, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

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

August 2008

On August 13, 2008, the Company entered into a debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements.  Under the terms of this purchase agreement, the Company issued a senior secured convertible debenture with a principal amount of $2.0 million, along with five year warrants to purchase 608,000 shares of common stock at a price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The rights and obligations of the investor and of the Company with respect to the debenture and the underlying common shares are identical to the debentures and underlying common shares issued pursuant to the Securities Exchange Agreement dated June 30, 2008, as amended.  The rights and obligations of the investor and of the Company with respect to the warrant and the underlying common shares are identical to the warrants and underlying common shares issued pursuant to the Securities Purchase Agreement dated March 27, 2008 among the Company and the purchasers’ signatory thereto.

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

As a result of the issuance of the debenture and warrant in December 2008, the conversion price and exercise price, respectively, of the debentures issued in June 2008 and August 2008 and the warrants issued in December 2006, February 2007, March 2008 and August 2008 was reduced to $0.40.  However, under the December 2008 amendment agreement, the parties agreed to waive the adjustment provision of such warrants that would have increased the number of shares subject to such warrants as a result of the issuance of the debentures and warrants in the December 2008 financing.

May 2009

In May 2009, the Company restructured the terms of its outstanding PIPE Debentures and all of the Company’s outstanding PIPE Warrants pursuant to the terms of the Amendment Agreement.  The Amendment Agreement revised the terms of the PIPE Debentures to:

•	decrease the conversion price from $0.40 to $0.30;

•	require that all future interest payments be made in cash;

•	defer interest payments until October 1, 2011;

•	reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter;

•
eliminate the requirement that, at the time of any conversion of principal, the Company pay the holders an amount in cash equal to the interest that would have accrued on such principal had such principal remained outstanding through the full term of the PIPE Debentures; and

•	eliminate the 20% premium for voluntary prepayment.

Under the terms of the Amendment Agreement, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. As of June 30, 2009, the Company is in compliance with the covenants described above.

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

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  The discounts on the debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014. The change in the fair market value of the beneficial conversion feature liability as a result of the decrease of the conversion price of the debentures from $0.40 to $0.30 per the Amendment Agreement was recorded as additional debt discount of $4.0 million on May 8, 2009. See Note 3 – Securities Exchange and Amendment Agreements.

The amendment agreement entered into in December 2008, provided for 0% interest until September, 30, 2009.  The Amendment Agreement entered into in May 2009, provided for a further deferral of interest payments until October 1, 2011 and a reduction in the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.  However, the Company has recorded interest expense for the three and six months ended June 30, 2009, at the debt’s effective interest rate during those periods.

The following table summarizes information relative to the outstanding debentures at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(4,656,559)	(864,758)
Detachable warrants discount	(2,334,440)	(2,567,884)
Beneficial conversion feature discount	(5,376,571)	(5,914,228)
Convertible debentures, net of discounts	17,281,730	20,302,430
Less current portion	—	—
Convertible debentures, long term portion	$17,281,730	$20,302,430

The convertible debentures outstanding at June 30, 2009 are due June 30, 2014.

At each reporting period the Company assesses the convertible debentures under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock.” At June 30, 2009 and December 31, 2008, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at June 30, 2009 and December 31, 2008.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At June 30, 2009 and December 31, 2008, the Company recorded beneficial conversion liabilities of $11.4 million and $4.8 million, respectively.  The Company recognized other expense of $3.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively and recognized other income of $2.1 million, for both the three and six months ended June 30, 2008, related to the change in fair market value of the beneficial conversion liabilities.

6. Warrants and Warrant Liabilities

In connection with its various financings through June 30, 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its debentures. Prior to the Securities Exchange Agreement executed on June 30, 2008, the exercise prices of the warrants were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share.  The number of shares of common stock underlying the warrants remained at 11,205,809.  The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above.  See Note 3 – Securities Exchange and Amendment Agreements.

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

In May 2009, under the terms of the Amendment Agreement, the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of the Company’s common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the anti-dilution protection under the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future dilution from the PIPE Warrants. Accordingly, the warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 5 – Convertible Debentures, above.  As a result of the reclass of the warrants to equity on May 8, 2009, the Company recorded no warrant liabilities at June 30, 2009.  At December 31, 2008, the Company recorded warrant liabilities of $0.6 million.  For the three and six months ended June 30, 2009, the Company recognized other expense of $1.1 million and $1.0 million, respectively, related to the change in fair market value of the warrants. For the three months and six months ended June 30, 2008, the Company recognized other income of $8.8 million and $6.7 million, respectively, related to the change in fair market value of the warrants.

There were 12,695,718 shares subject to warrants at a weighted average exercise price of $0.45 at June 30, 2009 and December 31, 2008.

The following table summarizes information about warrants outstanding at June 30, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	3.33
$1.25	105,000	4.17
$1.73	200,000	3.99
$1.92	78,125	3.99
$3.52	12,784	1.36
$4.00	30,000	3.88
	12,695,718

As of June 30, 2009, the Company had reserved 12,695,718 shares of common stock for the exercise of the outstanding warrants.

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

Other

In connection with its acquisition of AccessLine, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of  the Company’s restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009. The final earn out period ended on June 30, 2009 and the Company issued 401,658 shares valued at $0.04 million in July 2009.  The increase in goodwill and equity will be recorded in the third quarter of fiscal 2009.

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

8. Preferred Stock and Dividends

Pursuant to terms of the Company’s Series A preferred stock (the “Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $2.0 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by June 30, 2008. The Company recorded dividends of $0.6 million and $3.2 million during the three and six months ended June 30, 2008, respectively, related to the increase in stated value of the Series A Stock.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.9 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 3 – Securities Exchange and Amendment Agreements. As of June 30, 2009, the Company has no shares of preferred stock issued or outstanding.

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

The Company has the following dilutive common stock equivalents which were excluded from the net loss per share calculation because their effect is anti-dilutive for the three and six months ended June 30, 2009 and for the six months ended June 30, 2008:

	June 30,
	2009	2008
Convertible Debentures	98,831,000	20,912,285
Stock Options	9,922,543	5,053,627
Warrants	12,695,718	11,631,718
Total	121,449,261	37,597,630

10. Business Segment Information

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

Financial information for each reportable segment is as follows as of the three months ended June 30, 2009 and 2008:

	Voice and Network Solutions	Video Solutions	Total
2009
Revenues	$6,904,963	$687,346	$7,592,309
Gross profit	$4,190,867	$65,438	$4,256,305
Gross profit %	60.7%	9.5%	56.1%
Operating loss	$(555,932)	$(991,834)	$(1,547,766)

Total assets	$29,530,751	$3,383,831	$32,914,582

2008
Revenues	$6,352,520	$1,646,015	$7,998,535
Gross profit	$3,412,356	$308,827	$3,721,183
Gross profit %	53.7%	18.8%	46.5%
Operating loss	$(1,155,723)	$(3,643,633)	$(4,799,356)

Total assets	$33,872,410	$5,098,077	$38,970,487

Financial information for each reportable segment is as follows as of the six months ended June 30, 2009 and 2008:

	Voice and Network Solutions	Video Solutions	Total
2009
Revenues	$13,929,155	$2,222,718	$16,151,873
Gross profit	$8,088,288	$459,988	$8,548,276
Gross profit %	58.1%	20.7%	52.9%
Operating loss	$(1,399,014)	$(1,872,834)	$(3,271,848)

Total assets	$29,530,751	$3,383,831	$32,914,582

2008
Revenues	$12,601,378	$3,053,918	$15,655,296
Gross profit	$6,706,778	$428,167	$7,134,945
Gross profit %	53.2%	14.0%	45.6%
Operating loss	$(2,276,332)	$(5,666,628)	$(7,942,960)

Total assets	$33,872,410	$5,098,077	$38,970,487

Segment revenues consist of sales to external customers in the United States.  Segment gross margin includes all segment revenues less the related cost of sales.  Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months ended June 30, 2009, one customer accounted for 12% of the Company’s Voice and Network Solutions segment net revenues and three customers accounted for 45% of its Video Solutions segment net revenues. For the three months ended June 30, 2008, one customer accounted for 15% of the Voice and Network Solutions segment net revenues and one customer accounted for 12% of the Video Solutions segment net revenues.

For the six months ended June 30, 2009, one customer accounted for 12% of the Company’s Voice and Network Solutions segment net revenues and two customers accounted for 41% of its Video Solutions segment net revenues. For the three months ended June 30, 2008, one customer accounted for 15% of the Voice and Network Solutions segment net revenues and no one customer accounted for more than 10% of the Video Solutions segment net revenues.

At June 30, 2009, no one customer accounted for more than 10% of gross accounts receivable in the Voice and Network Solutions segment and three customers accounted for 39% of gross accounts receivable in the Video Solutions segment. At June 30, 2008, one customer accounted for 17% of gross accounts receivable in the Voice and Network Solutions segment and one customer accounted for 11% of gross accounts receivable in the Video Solutions segment.

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

Recent Financings

June 2008 Financing

On June 30, 2008, we entered into a securities exchange agreement with the investors in our previous debenture and preferred stock financings and issued six-year, interest only debentures due June 30, 2014 in exchange for all of the then outstanding debentures we issued in December 2006, August 2007 and March 2008 and shares of our preferred stock we issued in August 2007.  The debentures issued in June 2008 amend and restate the terms of the debentures we issued December 2006, August 2007 and March 2008.  The debentures issued in this transaction (an aggregate principal amount of $26.1 million) were exchanged for all of the then outstanding debentures held by the investors (an aggregate principal amount of $10.7 million), accrued interest on the outstanding debentures of $0.1 million, all of the then outstanding shares of preferred stock held by the investors (stated value of $14.9 million), and accrued dividends on such preferred stock of $0.4 million.  In connection with this transaction, the exercise prices of the outstanding warrants issued in the previous debenture and preferred stock financings were reduced from $1.25 per share to $1.00, which was subsequently reduced to $0.40 per share in connection with our December 2008 financing, discussed below.  The number of common shares underlying these warrants was not adjusted in connection with this change in exercise price.

In December 2008, we amended certain terms of the debentures issued in June 2008 which are discussed below under the heading “December 2008 Amendment of Outstanding Debentures and Warrants.”  And, in May 2009, we further restructured the terms of our outstanding debentures issued in June 2008, August 2008 and December 2008 (collectively, the  "PIPE Debentures") and all of our outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 (the "PIPE Warrants").  See “May 2009 Amendment of Outstanding Debentures and Warrants,” below.

The following summarizes the terms of the debentures issued in June 2008, as amended in December 2008 and May 2009:

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

Under the terms of the Amendment Agreement entered into in May 2009, we also agreed to additional financial performance covenants, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

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

August 2008 Financing

On August 13, 2008, we entered into a debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements.  Under the terms of this purchase agreement we issued a senior secured convertible debenture in the principal amount of $2.0 million, along with a five year warrant to purchase 608,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  The terms of the debentures we issued in this financing were also amended by the terms of the amendment agreement we entered into in December 2008 and were further amended by the terms of the amendment agreement we entered into in May 2009. See "December 2008 Amendment of Outstanding Debentures and Warrants," and "May 2009 Amendment of Outstanding Debentures and Warrants," below.  Our rights and obligations, as well as those of the investor, with respect to the debenture we issued in this financing are identical to the rights and obligations of the debentures we issued in June 2008, as amended.

December 2008 Financing

On December 11, 2008, we entered into a debenture and warrant purchase agreement with an institutional investor and a holder of the debentures we issued in June 2008 and August 2008.  Under the terms of this purchase agreement we issued a senior secured convertible debenture in the principal amount of $1.5 million, along with a warrant to purchase 456,000 shares of our common stock with an exercise price of $0.40 per share. This financing transaction resulted in net proceeds to us of $1.5 million. We may refer to this financing as our December 2008 financing in this report.

The terms of the debenture we issued in December 2008 are substantially similar to the terms of the debentures we issued in June 2008, as amended.

December 2008 Amendment of Outstanding Debentures and Warrants

In connection with our December 2008 financing, we entered into an amendment agreement with the holders of the debentures we issued in June 2008 and August 2008, and the warrants we issued in December 2006, February 2007, March 2008 and August 2008. With respect to the debentures, the parties agreed to amend the interest rate and interest payment provisions, which had called for monthly interest payments at the rate of 12% per annum.  As amended in December 2008, interest is payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties further agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

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

May 2009 Amendment of Outstanding Debentures and Warrants

In May 2009, we restructured the terms of our PIPE Debentures and all of PIPE Warrants pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  The Amendment Agreement revised the terms of the PIPE Debentures to:

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

Outlook

Our overriding objective in 2009 has been, and remains, to grow revenue while achieving operating profitability and generating cash from operations.  We have reduced operating expenses, in part, through reducing our staffing levels.

 We experienced growth in revenue and gross margin for our Voice and Network Solutions segment in 2008 and during the six months ended June 30, 2009.    We increased revenue during the six months ended June 30, 2009 through, in part, spending more per quarter in advertising than we spent in the fourth quarter of 2008.  Our Digital Phone Service continues to grow rapidly month over month.  We increased gross margin through our continued progress in optimizing our network configuration.

Our Video Solutions segment experienced growth in 2008, but has been severely impacted by the down economy during the six months ended June 30, 2009, resulting in a substantial decline in revenue. It is unclear when, if ever, our Video Solutions segment will generate consistent growth in revenue and gross margins.  As a result, due to our commitment to grow profitability and to avoid seeking additional capital, we believe that it is in the best interest of our shareholders to evaluate strategic alternatives to maximize shareholder value in this segment.  We are currently exploring such strategic alternatives.

If we can continue to generate Voice and Network Solution revenue and gross margin improvements consistent with our growth in 2008 and during the six months ended June 30, 2009, moderate the effect of Video Solutions lower revenue while we evaluate and explore strategic alternatives and maintain control of our operating expenses, we believe that our existing capital will be sufficient to finance our operations for 2009. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  We have witnessed a significant revenue slow down on our Video Solutions segment.  In addition, we have limited financial resources.  Unforeseen decreases in revenues, or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2008, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our long-term viability as a going concern is dependent upon our ability to:

●	achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations; and

●	locate sources of debt or equity funding to meet current commitments and near-term future requirements.

Results of Operations

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

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

Revenues, Cost of Revenues and Gross Profit

	Three months ended June 30, 2009			Three months ended June 30, 2008			Increase (decrease)
	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total
Net revenues:	$6,904,963	$687,346	$7,592,309	$6,352,520	$1,646,015	$7,998,535	$552,443	$(958,669)	$(406,226)
Cost of revenues:	2,714,096	621,908	3,336,004	2,940,164	1,337,188	4,277,352	(226,068)	(715,280)	(941,348)
Gross profit:	$4,190,867	$65,438	$4,256,305	$3,412,356	$308,827	$3,721,183	$778,511	$(243,389)	$535,122

Gross profit %	60.7%	9.5%	56.1%	53.7%	18.8%	46.5%

Net revenues for the three months ended June 30, 2009 were $7.6 million, a decrease of $0.4 million, or 5.1%, over the same period in 2008.  Net revenues in our Voice and Network Solutions segment increased $0.6 million. Net revenues in our Video Solutions segment decreased $1.0 million.  The increase in Voice and Network Solutions revenues is due in part to organic growth of existing products and services as a result of the increase in advertising year over year and to the success of our Digital Phone Service product which was launched in mid-2008.  The decrease in Video Solutions revenues was primarily due to the impact of the economy which has many potential customers avoiding spending on big ticket items such as our Telepresence systems and other video equipment.

For the three months ended June 30, 2009, one customer accounted for 12% of our Voice and Network Solutions segment net revenues and three customers accounted for 45% of our Video Solutions segment net revenues. For the three months ended June 30, 2008, one customer accounted for 15% of our Voice and Network Solutions segment net revenues and one customer accounted for 12% of our Video Solutions segment net revenues.

Cost of revenues for the three months ended June 30, 2009 was $3.3 million, a decrease of $0.9 million, or 22.0%, over the same period in 2008. Cost of revenues in our Voice and Network Solutions segment decreased $0.2 million due to several cost saving measures that we began implementing during the second quarter of 2009.  Cost of revenues in our Video Solutions segment decreased by $0.7 million due primarily to the decrease in revenues.

Gross profit for the three months ended June 30, 2009 was $4.3 million, an increase of $0.5 million, or 14.4%, over the same period in 2008.  Gross profit in our Voice and Network Solutions segment increased $0.8 million as a result of the increase in revenues combined with the improvement in cost of revenues. Gross profit in our Video Solutions segment decreased $0.2 million primarily as a result of the decrease in revenues as compared to the same period in the prior year.

Gross profit percentage was 56.1% for the three months ended June 30, 2009 compared to 46.5% in the same period in 2008.  Gross profit percentage for our Voice and Network Solutions segment was 60.7% for the three months ended June 30, 2009 compared to 53.7% in the same period in 2008.  Such increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates, combined with cost saving measures implemented during the period. Gross profit percentage for our Video Solutions segment was 9.5% for the three months ended June 30, 2009 compared to 18.8% in the same period in 2008, primarily due to a less profitable mix of products sold.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2009 were $1.6 million, a decrease of $0.2 million or 9.9%, over the same period in 2008.  The decrease was primarily due to a reduction in our Video Solutions selling staff in late February 2009, partially offset by increased advertising expense in our Voice and Network solutions segment. We anticipate that selling and marketing expenses for future quarters of 2009 will be higher than those incurred in 2008 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $2.2 million, a decrease of $1.9 million or 46.1%, over the same period in 2008.  Approximately, 90% of the decrease is attributable to lower payroll and stock compensation expense as a result of a decrease in management staff and the impact of related severance costs in 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended June 30, 2009 were $1.1 million, a decrease of $0.7 million or 38.6%, over the same period in 2008.  Research, development and engineering expenses decreased in 2009 as compared to 2008 primarily as a result of a decrease in research and development staffing and the impact of related severance costs in 2008.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2009 was $0.3 million, an increase of $0.1 million or 26.7%, over the same period in 2008.  The increase is primarily attributable to additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense for the three months ended June 30, 2009 and 2008, related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the three months ended June 30, 2009 was $1.0 million, a decrease of $0.7 million or 39.0%, from the same period in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2009 primarily as a result of the reduced interest rate on our debentures pursuant to the May 2009 Amendment Agreement, which is discussed in more detail below.

The debentures we issued prior to June 2008 had an interest rate of 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures.  We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged our then outstanding debentures for new debentures with an aggregate face value of $26.1 million that have a six year term and, when originally issued, bore interest at 12%.  As discussed in greater detail below, the interest rate on these debentures was amended in December 2008 and again in May 2009. During the second half of 2008, a portion of these debentures were converted into shares of our common stock.  We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures in June 2008.  The unamortized discounts and deferred financing costs at June 30, 2008 related to the prior financing transactions will be amortized to interest expense in future periods over the term of the newly issued debentures, or through June 30, 2014.

In August, 2008, we issued a debenture with a face value of $2.0 million that, when originally issued, bore interest at 12% per annum.  As discussed in greater detail below, the interest rate on this debenture was amended in December 2008 and again in May 2009. We recorded discounts aggregating to $1.3 million which will be amortized to interest expense in future periods over the term of the debenture, or through June 30, 2014.

In December, 2008, we issued a debenture with a face value of $1.5 million that, when originally issued, bore interest at a rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until June 2014.  The interest rate on this debenture was amended in May 2009.

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

In May 2009, with respect to the debentures we issued in June 2008, August 2008 and December 2008, the parties agreed to amend the terms of such debentures to: (i) defer interest payments until October 1, 2011; (ii) reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter; and (iii) require that all future interest payments be made in cash. This change in terms resulted in an effective interest rate for the period subsequent to May 8, 2009 of 1.5%.   See "Recent Financings," above.

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

The fair value of the then outstanding warrants was estimated at December 31, 2008 and again at each subsequent reporting date.  However, as a result of the Amendment Agreement (see Recent Financings above), the anti-dilution protection under the PIPE Warrants was removed, which eliminates the potential for future dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

For the three months ended June 30, 2009, we recorded non-operating expense of $1.1 million in the Consolidated Statement of Operations for the decrease in the fair values of the warrants from the period from April 1, 2009, through May 8, 2009, which is primarily attributable to the increase in the market price of our common stock.

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

The change in the fair market value of the beneficial conversion feature liability on May 8, 2009 as a result of the decrease the conversion price of all of our debentures from $0.40 to $0.30 per the Amendment Agreement (see Recent Financings above) was recorded as additional debt discount of $4.0 million.

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

For the three months ended June 30, 2009, we recorded non-operating expense of $3.4 million in the Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the increase in the market price of our common stock.

Provision for income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2009. As of December 31, 2008, we had net operating loss carryforwards (“NOL’s”) of approximately $42.0 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007, we recognized no interest and penalties.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

Revenues, Cost of Revenues and Gross Profit

	Six months ended June 30, 2009			Six months ended June 30, 2008			Increase (decrease)
	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total
Net revenues:	$13,929,155	$2,222,718	$16,151,873	$12,601,378	$3,053,918	$15,655,296	$1,327,777	$(831,200)	$496,577
Cost of revenues:	5,840,867	1,762,730	7,603,597	5,894,600	2,625,751	8,520,351	(53,733)	(863,021)	(916,754)
Gross profit:	$8,088,288	$459,988	$8,548,276	$6,706,778	$428,167	$7,134,945	$1,381,510	$31,821	$1,413,331

Gross profit %	58.1%	20.7%	52.9%	53.2%	14.0%	45.6%

Net revenues for the six months ended June 30, 2009 were $16.2 million, an increase of $0.5 million, or 3.2%, over the same period in 2008.  Net revenues in our Voice and Network Solutions segment increased $1.3 million. Net revenues in our Video Solutions segment decreased $0.8 million.  The increase in Voice and Network Solutions revenues is due in part to organic growth of existing products and services as a result of the increase in advertising year over year and to the success of our Digital Phone Service product which was launched in mid-2008. The decrease in Video Solutions revenues was primarily due to the impact of the economy which has many potential customers avoiding spending on big ticket items such as video equipment.

For the six months ended June 30, 2009, one customer accounted for 12% of our Voice and Network Solutions segment net revenues and two customers accounted for 41% of our Video Solutions segment net revenues. For the three months ended June 30, 2008, one customer accounted for 15% of the Voice and Network Solutions segment net revenues and no one customer accounted for more than 10% of the Video Solutions segment net revenues.

Cost of revenues for the six months ended June 30, 2009 were $7.6 million, a decrease of $0.9 million, or 10.8%, over the same period in 2008. Cost of revenues in our Voice and Network Solutions segment decreased $0.1 million due to several cost saving measures that we began implementing during the second quarter of 2009.  Cost of revenues in our Video Solutions segment decreased by $0.8 million due to the decrease in revenues.

Gross profit for the six months ended June 30, 2009 was $8.5 million, an increase of $1.4 million, or 19.8%, over the same period in 2008.  Gross profit in our Voice and Network Solutions segment increased $1.4 million consistent with the increase in revenues. Gross profit in our Video Solutions segment remained flat despite the decrease in revenue primarily as a result of increased margin on product sales during the first quarter of 2009.

Gross profit percentage was 52.9% for the six months ended June 30, 2009 compared to 45.6% in the same period in 2008.  Gross profit percentage for our Voice and Network Solutions segment was 58.1% for the six months ended June 30, 2009 compared to 53.2% in the same period in 2008, and the increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates as well as several cost saving measures that the Company began implementing during the second quarter of 2009. Gross profit percentage for our Video Solutions segment was 20.7% for the six months ended June 30, 2009 compared to 14.0% in the same period in 2008, and the increase is a result of a more profitable mix of products sold during the first quarter of 2009.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2009 were $3.4 million, a decrease of $0.1 million or 2.0%, over the same period in 2008.  The decrease was primarily due to a reduction in our Video Solutions selling staff in late February 2009, partially offset by increased advertising expense in our Voice and Network solutions segment. We anticipate that selling and marketing expenses for future quarters of 2009 will be higher than those incurred in 2008 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 were $4.4 million, a decrease of $2.6 million or 36.7%, over the same period in 2008.  Approximately, 84% of the decrease is attributable to lower payroll and stock compensation expense as a result of a decrease in management staff and the impact of related severance costs in 2008. Approximately, 14% of the decrease is attributable to lower accounting costs in 2009 as compared to 2008, which included costs associated with the first time consolidation of the activity of our Accessline and AVS subsidiaries that were acquired during 2007.  The remaining decrease is primarily attributable to lower consulting fees in 2009 as compared to 2008, which included costs associated with various valuations as a result of our acquisitions and various debt restructurings in 2007 and 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the six months ended June 30, 2009 were $2.3 million, a decrease of $0.8 million or 25.1%, over the same period in 2008.  Research, development and engineering expenses decreased in 2009 as compared to 2008 primarily as a result of a decrease in research and development staffing and the impact of related severance costs in 2008.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2009 was $0.6 million, an increase of $0.1 million or 35.9%, over the same period in 2008.  The increase is primarily attributable to additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $1.2 million of amortization expense for the six months ended June 30, 2009 and 2008, related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Interest Expense

Interest expense for the six months ended June 30, 2009 was $2.5 million, a decrease of $0.5 million or 20.3%, from the same period in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2009 primarily as a result of the reduced interest rate on our debentures pursuant to the May 2009 Amendment Agreement. See also "—Three months ended June 30, 2009 Compared to Three months ended June 30, 2008—Interest Expense," above.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

For the six months ended June 30, 2009, we recorded non-operating expense of $1.0 million in the Consolidated Statement of Operations for the decrease in the fair values of the warrants from the period from January 1, 2009, through May 8, 2009, which is primarily attributable to the increase in the market price of our common stock.

For the six months ended June 30, 2009, we recorded non-operating expense of $2.6 million in the Consolidated Statement of Operations for the decrease in the fair market values of the embedded derivative features, which is primarily attributable to the increase in the market price of our common stock.

See also "—Three months ended June 30, 2009 Compared to Three months ended June 30, 2008—Change in Fair Value of Warrant and Beneficial Conversion Liabilities," above.

Provision for income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2009. See also "—Three months ended June 30, 2009 Compared to Three months ended June 30, 2008—Provision for income taxes,” above.

Liquidity and Capital Resources

Our cash balance as of June 30, 2009 was $1.1 million.  At that time, we had accounts receivable of $2.2 million and a working capital deficit of $14.3 million, which includes beneficial conversion liabilities of $11.4 million.

Cash generated by operations during the six months ended June 30, 2009 was $1.0 million. This was primarily the result of the receipt of $1.6 million of accounts receivable partially offset by the net loss. The net loss of $9.3 million was almost entirely offset by the following non-cash charges: change in fair value of warrant and beneficial conversion liabilities of $3.5 million; amortization of intangible assets of $1.2 million; depreciation expense of $1.1 million (which includes depreciation expense of $0.5 million in cost of sales); amortization of note discounts of $1.0 million; and stock compensation expense of $0.6 million and the change in accrued interest of $1.4 million.

Net cash used by investing activities during the six months ended June 30, 2009 was $0.3 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $0.6 million during the quarter ended June 30, 2009. All of the cash used by financing activities was used for payments on our capital leases.

If we can continue to generate Voice and Network Solution revenue and gross margin improvements, moderate the effect of Video Solutions lower revenue during the process of evaluation of strategic alternatives and maintain control of our operating expenses, we believe that our existing capital will be sufficient to finance our operations for 2009.  We do not currently have any unused credit arrangement or open credit facility available to us.  Our PIPE Debentures are secured by a lien on all of our assets, and the terms of those debentures restrict our ability to borrow funds and pledge our assets as security for any such borrowing, without the consent of the holders of the PIPE Debentures.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Debentures

As of June 30, 2009, the principal balance we owe on our outstanding debentures is $29.6 million, all of which is due June 30, 2014.  In May 2009, the terms of our debentures were amended to defer interest payments until October 1, 2011.  All interest payments must be paid in cash.  In addition, at any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $0.30). See "Recent Financings," above.

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

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2009	$815,261	$516,485
2010	1,418,485	697,774
2011	1,273,228	281,989
2012	1,269,119	41,912
2013	184,920	14,139
Thereafter	—	—
Total minimum lease payments	$4,961,013	1,552,299
Less amount representing interest		(173,399)
Present value of minimum lease payments		1,378,900
Less current portion		(752,934)
Total long term portion		$625,966

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

Other

In connection with our acquisition of AccessLine, we are required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, we issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and we issued 529,252 shares valued at $0.3 million in July 2008.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and we issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009.  The final earn out period ended on June 30, 2009 and the Company issued 401,658 shares valued at $0.04 million in July 2009.  The increase in goodwill and equity will be recorded in the third quarter of fiscal 2009.

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

We generally recognize revenue generated by integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2009, our disclosure controls were effective at that "reasonable assurance" level.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2009, we issued 401,658 shares of our common stock pursuant to the earn out provisions of the AccessLine acquisition agreement for the period ending June 30, 2009.

The issuance described above was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on June 17, 2009, at which the shareholders voted on the following proposals:

(1)	Election of four directors to hold office for a term of one year to serve until their successors are elected and qualified.

Name of Candidate	For		Withheld
Steven J. Davis	23,577,741	75.2%	159,071	0.5%
James R. Everline	23,573,803	75.2%	163,009	0.5%
Douglas N. Johnson	23,577,741	75.2%	159,071	0.5%
David A. Rane	23,577,159	75.2%	159,653	0.5%

The candidates each received a plurality of the votes properly cast, and therefore have been duly elected as directors of the Company.

(2)	Approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000.

For		Against		Abstained/Broker Non-Votes
19,914,933	63.5%	3,808,900	1.0%	12,977	0.0%

The amendment was approved by the affirmative vote of the holders of a majority of the outstanding shares of common stock.

(3)	Approval of an amendment to the Telanetix, Inc. 2005 Equity Incentive Plan that increases the number of authorized shares of common stock subject to such plan from 8,500,000 to 15,500,000.

For		Against		Abstained/Broker Non-Votes
12,931,386	41.2%	3,328,799	10.6%	7,000	0.0%

The amendment was approved by the affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.
/s/ J. Paul Quinn
Date: August 12, 2009	J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws, as amended (1)
3.2	Amendment to the Company’s Certificate of Incorporation *
10.1	Amendment Agreement dated May 8, 2009 (2)
10.2	Amendment to the 2005 Equity Incentive Plan *
10.3	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (3)
10.4	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this report
**	Furnished with this report
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 29, 2009
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on May 11, 2009
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 2, 2009