Form 10-Q
period 2009-09-30
Telanetix,Inc
filed 2009-11-12
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 6, 2009,  31,768,320 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine months Ended September 30, 2009

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	market acceptance and market demand for our products and services;
•	new competitors are likely to emerge and new technologies may further increase competition;
•	the adequacy of our financial resources to execute our business plan;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract, retain and motivate key technical, marketing and management personnel;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
•	our ability to maintain and execute a successful business strategy; and
•	we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC."

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

PART I--FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,015,699	$975,137
Accounts receivable, net	2,172,990	3,591,859
Inventory	681,265	556,321
Prepaid expenses and other current assets	573,417	568,242
Total current assets	4,443,371	5,691,559
Property and equipment, net	4,185,309	5,178,194
Goodwill	7,044,864	7,821,728
Purchased intangibles, net	13,928,337	16,233,337
Other assets	947,250	983,098
Total assets	$30,549,131	$35,907,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,896,173	$2,456,706
Accrued liabilities	2,985,597	2,954,312
Accrued interest	—	888,242
Deferred revenue	1,130,546	1,021,389
Current portion of capital lease obligations	714,118	939,603
Warrant and beneficial conversion feature liabilities	7,609,987	5,398,724
Total current liabilities	15,336,421	13,658,976
Non-current liabilities
Accrued interest	2,367,556	—
Capital lease obligations, net of current portion	528,718	814,052
Deferred revenue	231,629	188,134
Convertible debentures, less current portion	17,900,109	20,302,430
Total non-current liabilities	21,028,012	21,304,616
Total liabilities	36,364,433	34,963,592
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 300,000,000 shares;
Issued and outstanding: 31,768,320 at September 30, 2009 and 31,384,374 at December 31, 2008	3,177	3,139
Additional paid in capital	34,123,454	33,211,274
Warrants	1,551,802	10,000
Accumulated deficit	(41,493,735)	(32,280,089)
Total stockholders' equity (deficit)	(5,815,302)	944,324
Total liabilities and stockholders' equity (deficit)	$30,549,131	$35,907,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$8,094,924	$8,497,585	$24,246,797	$24,152,881

Cost of revenues	3,813,407	3,981,703	11,417,004	12,502,054

Gross profit	4,281,517	4,515,882	12,829,793	11,650,827

Operating expenses
Selling and marketing	1,786,170	1,723,483	5,181,554	5,188,653
General and administrative	2,030,313	2,689,045	6,453,861	9,682,377
Research, development and engineering	1,068,511	1,266,947	3,349,200	4,311,155
Depreciation	275,638	230,733	826,141	635,930
Amortization of purchased intangibles	585,000	584,999	1,755,000	1,754,997
Impairment of intangibles	1,413,435	—	1,413,435	—
Total operating expenses	7,159,067	6,495,207	18,979,191	21,573,112

Operating loss	(2,877,550)	(1,979,325)	(6,149,398)	(9,922,285)

Other income (expense)
Interest income	67	283	523	17,076
Interest expense	(799,688)	(1,480,689)	(3,289,654)	(4,469,134)
Change in fair market value of derivative liabilities	3,755,578	2,840,233	224,883	11,572,985
Total other income (expense)	2,955,957	1,359,827	(3,064,248)	7,120,927

Net income (loss)	78,407	(619,498)	(9,213,646)	(2,801,358)
Series A preferred stock dividends, accretion and increase in stated value	—	—	—	(3,178,003)
Net income (loss) applicable to common stockholders	$78,407	$(619,498)	$(9,213,646)	$(5,979,361)

Net income (loss) per share - basic	$0.00	$(0.02)	$(0.29)	$(0.24)

Net income (loss) per share – diluted	$0.00	$(0.02)	$(0.29)	$(0.24)

Weighted average shares outstanding – basic	31,667,906	27,854,837	31,402,501	25,266,459

Weighted average shares outstanding - diluted	31,667,906	27,854,837	31,402,501	25,266,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2008	31,384,374	$3,139	$33,211,274	$10,000	$(32,280,089)	$944,324

Repurchase of common stock	(533,334)	(53)	53			—

Stock based compensation			825,647			825,647

Common stock issued for earn out	917,280	91	86,480			86,571

Warrants reclassed from debt to equity				1,541,802		1,541,802

Net loss					(9,213,646)	(9,213,646)

Balance, September 30, 2009	31,768,320	$3,177	$34,123,454	$1,551,802	$(41,493,735)	$(5,815,302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,213,646)	$(2,801,358)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Provision for doubtful accounts	(159,458)	187,082
Depreciation	1,646,537	1,360,644
Loss on disposal of fixed assets	2,218	—
Reserve for excess and obsolete inventory	—	18,595
Amortization of deferred financing costs	86,225	236,120
Impairment of intangible assets	1,413,435	—
Amortization of intangible assets	1,755,000	1,754,997
Stock based compensation	825,647	2,494,930
Amortization of note discounts	1,575,627	2,613,957
Common stock issued for accrued interest	—	544,675
Value of warrant issued as compensation	—	227,113
Exercise of stock options in lieu of cash severance payments	—	404,582
Accrued interest converted into debentures	—	358,018
Common stock issued for services	—	509,400
Change in fair value of warrant and beneficial conversion feature liabilities	(224,883)	(11,572,985)
Changes in assets and liabilities:
Accounts receivable	1,578,327	(605,943)
Inventory	(124,944)	(347,213)
Prepaid expenses and other assets	(55,552)	(354,449)
Accounts payable and accrued expenses	470,752	909,287
Accrued interest	1,500,592	—
Deferred revenue	152,652	78,498
Net cash provided (used) by operating activities	1,228,529	(3,984,050)

Cash flows from investing activities:
Purchase of property and equipment	(434,703)	(657,243)
Proceeds from disposal of fixed assets	43,750	—
Net cash used by investing activities	(390,953)	(657,243)

Cash flows from financing activities:
Proceeds from sale of convertible debentures	—	5,000,000
Deferred financing costs	—	(175,025)
Proceeds from exercise of warrants	—	125,000
Payments on capital leases	(797,014)	(956,809)
Payment of convertible debentures	—	(1,225,295)
Payments on lines of credit	—	(500,000)
Net cash (used) provided by financing activities	(797,014)	2,267,871
Net increase (decrease) in cash	40,562	(2,373,422)
Cash at beginning of the period	975,137	3,779,821
Cash at end of the period	$1,015,699	$1,406,399

Supplemental disclosures of cash flow information:
Interest paid	$148,488	$403,732

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$304,528	$342,326
Convertible debentures converted into common stock	$—	$1,216,796
Accrued dividends on Series A Preferred stock	$—	$394,675
Preferred stock and accrued dividends converted into debentures	$—	$15,344,675
Convertible debentures and accrued interest converted into debentures	$—	$10,654,659
Warrant liabilities and beneficial conversion features	$—	$7,171,872
Common stock issued in connection with the acquisition of subsidiaries	$86,571	$887,424
Warrants reclassed from debt to equity	$1,541,802	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business, Basis of Presentation and Going Concern

Description of Business:

The Company is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products. The Company’s subsidiary, AccessLine Holdings Inc. ("AccessLine"), is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The Company’s subsidiaries, AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS") provide a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. The Company’s Digital PresenceTM product line provides its customers with a complete system for telepresence video conferencing.

Subsequent to September 30, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of two of its subsidiaries: AVS and ULF, to an individual purchaser. The purchaser was an employee of AVS. The transfer related solely to our video integration business, and not the Company’s video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.  See Note 11 – Subsequent Event.

Basis of Presentation:

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2008, the Company’s independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009.

During the three months ended September 30, 2009, management determined that due to the decline in performance of the Company’s Video Solutions segment, that goodwill and intangible assets related to that segment were 100% impaired as of September 30, 2009.  This impairment resulted in a charge of $1.4 million of impairment expense in the three months ended September 30, 2009.  There was no impairment of assets during the three months ended September 30, 2008.

Going Concern:

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

2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement. The guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The guidance is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company in the first quarter of fiscal 2009. The adoption of this guidance did not materially impact the Company’s consolidated financial position and results of operations.

In June 2008, the FASB approved guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance instructs an entity to use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this guidance on January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements in 2009.

In September 2006, the FASB provided enhanced guidance for using fair value to measure assets and liabilities, with further clarification of how to measure certain nonfinancial assets and liabilities in February 2008.  This guidance became effective at the beginning of the Company’s fiscal 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements in 2009.

In October 2008, the FASB issued guidance which clarifies how to determine the fair value of a financial asset when the market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements in 2009.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance establishing general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance to establish a single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The guidance is effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company.  Adoption of the guidance did not have an impact on our consolidated financial statements.

In September 2009, FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing certain revenue arrangements with multiple deliverables. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s future interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

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

In May 2009, the Company restructured the terms of its outstanding debentures issued in June 2008, August 2008 and December 2008 (collectively, the  "PIPE Debentures") and all of the Company’s outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 (the "PIPE Warrants") pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  See Note 5 – Convertible Debentures.

4. Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities.

At September 30, 2009, the Company recorded a liability related to the beneficial conversion feature of its convertible debentures (See Note 5 – Convertible Debentures) at its fair market value of $7.6 million utilizing unobservable inputs (Level 3).  The change in fair market value of the beneficial conversion feature liability is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The change in the fair market value of the beneficial conversion feature liability as a result of the decrease the conversion price of the PIPE Debentures from $0.40 to $0.30 per the Amendment Agreement (see Note 3 - Securities Exchange and Amendment Agreements) was recorded as additional debt discount of $4.0 million on May 8, 2009. In addition, as a result of the Amendment Agreement (see Note 3 - Securities Exchange and Amendment Agreements), the anti-dilution protection under the PIPE Warrants was removed, which eliminates the potential for future dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants, previously reported as a derivative liability, are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of September 30, 2009:

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2009	$580,712	$4,818,012	$5,398,724
Change in fair market value of beneficial conversion liabilities due to change in conversion factor	—	3,977,948	3,977,948
Conversion of warrants to equity	(1,541,802)	—	(1,541,802)
Change in fair market value of warrant and beneficial conversion liabilities	961,090	(1,185,973)	(224,883)
Ending balance September 30, 2009	$—	$7,609,987	$7,609,987

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company amended its debentures in May 2009, it believes that the carrying amount of its debentures approximates their fair value as of September 30, 2009.

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

As of September 30, 2009, the Company had reserved 98,831,000 shares of common stock for the conversion of the outstanding PIPE Debentures.

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

Covenants. The debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on the Company’s property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.  As of September 30, 2009, the Company is in compliance with the covenants described above.

Under the terms of the Amendment Agreement entered into in May 2009, the Company also agreed to additional financial performance covenants, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended September 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

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

Under the terms of the Amendment Agreement, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. .   The Company did not achieve the adjusted EBITDA target for the quarterly period ending September 30, 2009. The Company received waivers from the holders of all of its debentures waiving any right to declare a default under the debentures for not achieving the adjusted EBITDA target.

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

The amendment agreement entered into in December 2008, provided for 0% interest until September, 30, 2009.  The Amendment Agreement entered into in May 2009, provided for a further deferral of interest payments until October 1, 2011 and a reduction in the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.  However, the Company has recorded interest expense for the three and nine months ended September 30, 2009, at the effective interest rate of the debentures during those periods.

The following table summarizes information relative to the outstanding debentures at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(4,423,731)	(864,758)
Detachable warrants discount	(2,217,718)	(2,567,884)
Beneficial conversion feature discount	(5,107,742)	(5,914,228)
Convertible debentures, net of discounts	17,900,109	20,302,430
Less current portion	—	—
Convertible debentures, long term portion	$17,900,109	$20,302,430

The convertible debentures outstanding at September 30, 2009 are due June 30, 2014.

At each reporting period the Company assesses the value of its convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At September 30, 2009 and December 31, 2008, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at September 30, 2009 and December 31, 2008.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At September 30, 2009 and December 31, 2008, the Company recorded beneficial conversion liabilities of $7.6 million and $4.8 million, respectively.  The Company recognized other income of $3.8 million and other expense of $1.2 million for the three and nine months ended September 30, 2009, respectively and recognized other income of $1.4 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, related to the change in fair market value of the beneficial conversion liabilities.

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

On December 11, 2008, the Company issued warrants to purchase 456,000 shares of common stock at $0.40 per share in conjunction with the sale of its debentures.  In addition, the exercise price of all previously issued warrants was reduced to $0.40.  However, under the terms of the December 11, 2008 amendment, the parties agreed to waive the adjustment provision of the PIPE Warrants that would have increased the number of shares subject to the PIPE Warrants as a result of the issuance of the debentures and warrants in the December 2008 financing. Pursuant to FASB guidance, the fair value of the warrants at the issuance was recorded as a warrant liability because the exercise price of the warrants can adjust if the Company subsequently issues common stock at a lower price and it is possible for the Company to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

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

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 5 – Convertible Debentures, above.  As a result of the reclass of the warrants to equity on May 8, 2009, the Company recorded no warrant liabilities at September 30, 2009.  At December 31, 2008, the Company recorded warrant liabilities of $0.6 million.  As a result of the reclass of the warrants to equity in May 2009, the Company recorded no expense related to the change in fair market value of the warrants during the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company recognized other expense of $1.0 million related to the change in fair market value of the warrants. For the three months and nine months ended September 30, 2008, the Company recognized other income of $1.5 million and $8.1 million, respectively, related to the change in fair market value of the warrants.

There were 12,695,718 shares subject to warrants at a weighted average exercise price of $0.45 at September 30, 2009 and December 31, 2008.

The following table summarizes information about warrants outstanding at September 30, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)

$0.40	12,269,809	3.33
$1.25	105,000	4.17
$1.73	200,000	3.99
$1.92	78,125	3.99
$3.52	12,784	1.36
$4.00	30,000	3.88
	12,695,718

As of September 30, 2009, the Company had reserved 12,695,718 shares of common stock for the exercise of outstanding warrants.

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

Other

In connection with its acquisition of AccessLine, the Company was required to pay up to an additional $9.0 million in the form of 2,500,000 shares of  the Company’s restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity was recorded in the third quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of 2009. The final earn out period ended on June 30, 2009 and the Company issued 401,658 shares valued at $0.04 million in July 2009.  The increase in goodwill and equity was recorded in the third quarter of 2009.

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

8. Preferred Stock and Dividends

Pursuant to terms of the Company’s Series A preferred stock (the “Series A Stock”), effective April 1, 2008, the stated value of such stock increased by 15%, or $2.0 million, because the Company’s common stock was not listed on an exchange other than the OTC Bulletin Board by June 30, 2008. The Company recorded dividends of $3.2 million during the nine months ended September 30, 2008 (none were issued during the three months ended September, 30, 2008), related to the increase in stated value of the Series A Stock.

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.9 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 3 – Securities Exchange and Amendment Agreements. As of September 30, 2009, the Company has no shares of preferred stock issued or outstanding.

9. Computation of Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing its net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average shares of common stock outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents which were excluded from the net loss per share calculation because their effect is anti-dilutive for the three and nine months ended September 30, 2009 and for the nine months ended September 30, 2008:

	September 30,
	2009	2008
Convertible Debentures	98,831,000	22,556,384
Stock Options	9,922,543	5,759,127
Warrants	12,695,718	12,239,718
Total	121,449,261	40,555,229

10. Business Segment Information

Telanetix is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products.  The Company’s offerings are organized along two product categories: Voice and Network Solutions and Video Solutions, which are considered segments for reporting purposes.  The segments are determined in accordance with how management views and evaluates the Company’s business. The Voice and Network Solutions segment includes the Company’s VoIP communications offerings which include a variety of voice and messaging solutions services. The Video Solutions segment includes the Company’s telepresence solutions and other supporting audio-visual applications.

Subsequent to September 30, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of two of its subsidiaries: AVS and ULF, to an individual purchaser. The purchaser was an employee of AVS. The transfer related solely to our video integration business, and not the Company’s video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line. The sale of AVS and ULF represents the majority of operations under table caption: Video Solutions. See Note 11 – Subsequent Event.

Financial information for each reportable segment is as follows as of the three months ended September 30, 2009 and 2008:

	Voice and Network Solutions	Video Solutions	Total
2009
Revenues	$7,165,501	$929,423	$8,094,924
Gross profit	$4,197,404	$84,113	$4,281,517
Gross profit %	58.6%	9.1%	52.9%
Operating loss	$(611,252)	$(2,266,298)	$(2,877,550)

Total assets	$28,805,847	$1,743,284	$30,549,131

2008
Revenues	$6,786,712	$1,710,873	$8,497,585
Gross profit	$4,027,465	$488,417	$4,515,882
Gross profit %	59.3%	28.5%	53.1%
Operating loss	$(625,801)	$(1,353,524)	$(1,979,325)

Total assets	$34,188,530	$4,885,253	$39,073,783

Financial information for each reportable segment is as follows as of the nine months ended September 30, 2009 and 2008:

	Voice and Network Solutions	Video Solutions	Total
2009
Revenues	$21,094,655	$3,152,142	$24,246,797
Gross profit	$12,285,692	$544,101	$12,829,793
Gross profit %	58.2%	17.3%	52.9%
Operating loss	$(2,010,265)	$(4,139,133)	$(6,149,398)

Total assets	$28,805,847	$1,743,284	$30,549,131

2008
Revenues	$19,388,090	$4,764,791	$24,152,881
Gross profit	$10,734,245	$916,582	$11,650,827
Gross profit %	55.4%	19.2%	48.2%
Operating loss	$(2,902,131)	$(7,020,154)	$(9,922,285)

Total assets	$34,188,530	$4,885,253	$39,073,783

Segment revenues consist of sales to external customers in the United States.  Segment gross margin includes all segment revenues less the related cost of sales.  Margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

For the three months ended September 30, 2009, one customer accounted for 11% of the Company’s Voice and Network Solutions segment net revenues and three customers accounted for 45% of its Video Solutions segment net revenues. For the three months ended September 30, 2008, one customer accounted for 14% of the Voice and Network Solutions segment net revenues and two customers accounted for 23% of the Video Solutions segment net revenues.

For the nine months ended September 30, 2009, one customer accounted for 12% of the Company’s Voice and Network Solutions segment net revenues and three customers accounted for 35% of its Video Solutions segment net revenues. For the three months ended September 30, 2008, one customer accounted for 15% of the Voice and Network Solutions segment net revenues and no one customer accounted for more than 10% of the Video Solutions segment net revenues.

At September 30, 2009, no one customer accounted for more than 10% of gross accounts receivable in the Voice and Network Solutions segment and four customers accounted for 67% of gross accounts receivable in the Video Solutions segment. At September 30, 2008, two customers accounted for 23% of gross accounts receivable in the Voice and Network Solutions segment and one customer accounted for 10% of gross accounts receivable in the Video Solutions segment.

11. Subsequent Event

On October 27, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of two of its subsidiaries: AVS Installation Limited Liability Company, or AVS, and Union Labor Force One Limited Liability Company, or ULF, to an individual purchaser.  AVS and ULF operated the system integration, design, build-out and installation aspects of the Company’s video solutions business. The purchaser was an employee of AVS. The transfer related solely to our video integration business, and not the Company’s video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS and ULF.  The Company determined that the total amount of consideration it received, along with strengthening of its balance sheet that it will recognize by the transfer of the liabilities of AVS and ULF to the purchaser as a result of the transfer of the membership interests, represented fair value for the membership interests.   The Company completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS and ULF, on October 27, 2009. The Company no longer holds any ownership interest in either of AVS or ULF.

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

Through our Digital Presence TM product line we provide our customers with a complete system for telepresence video conferencing. The core of our system is our software components—video and audio encoder and decoders, call signaling and bandwidth management—all of which are developed internally and pre-loaded on a standard Linux server. Our telepresence solutions are based on next generation IP standards. A Digital Presence TM system also includes the monitors, cameras and audio components to optimize the user experience, as well as the equipment necessary to enable a "hotspot" in the conference room for the wireless operation of the system controls and data-sharing. Our Digital Presence TM systems can be matched with a wide range of off-the-shelf monitors, cameras and audio components to meet certain room configuration or performance requirements. Our channel act as the system integrators to design, build-out and install the complete telepresence system including components and peripheral equipment to meet the application needs of the customer. By delivering Digital Presence™ to the market in this manner, we offer flexibility to customers and can support conference rooms for both small and large audiences.

Recent Developments & Outlook

Our overriding objective in 2009 has been, and remains, to grow revenue while achieving operating profitability and generating cash from operations.

We experienced growth in revenue and gross margin for our Voice and Network Solutions segment in 2008 and during the nine months ended September 30, 2009. We increased revenue during the nine months ended September 30, 2009 through, in part, spending more per quarter in advertising than we spent during the same period for 2008. Our Digital Phone Service continues to grow rapidly month over month.  We increased our year-to-date gross margin through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

Our Video Solutions segment has been severely impacted by the down economy during the nine months ended September 30, 2009, resulting in a substantial decline in revenue. It is unclear when, if ever, our Video Solutions segment will generate consistent growth in revenue and gross margins.  In addition, our Video Solutions segment continues to generate negative earnings and was in a negative working capital position at September 30, 2009. As a result, due to our commitment to grow profitability and to avoid seeking additional capital, on October 27, 2009 we entered into a securities purchase agreement pursuant to which we transferred all of our ownership interest in two of our subsidiaries operating in our Video Solutions segment – AVS Installation Limited Liability Company, or AVS, and Union Labor Force One Limited Liability Company, or ULF.  Our ownership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS and ULF.  We determined that the total amount of consideration we received, along with strengthening of our balance sheet that we will recognize by the transfer of the liabilities of AVS and ULF to the purchaser as a result of the transfer of our ownership interests, represented fair value for our ownership interests.  The transfer related solely to our video integration business, and not our video product business.  We did not transfer any assets or intellectual property relating to our Digital Presence product line.  However, we believe that it is in the best interest of our shareholders to evaluate strategic alternatives to maximize shareholder value for this product line and we continue to explore such strategic alternatives with respect to it.

If we can continue to generate Voice and Network Solution revenue and gross margin improvements consistent with our growth in 2008 and during the nine months ended September 30, 2009, maintain control of our operating expenses and execute a successful strategic alternative for our Digital Presence product line, we believe that our existing capital will be sufficient to finance our operations through the end of 2009. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

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

Under the terms of the Amendment Agreement entered into in May 2009, we also agreed to additional financial performance covenants, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended September 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.

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

In addition, under the terms of the Amendment Agreement, we also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending September 30, 2009, the sum of the three-month adjusted EBITDA of the three months ended June 30 and September 30 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the our net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. We did not achieve the adjusted EBITDA target for the quarterly period ending September 30, 2009. We received waivers from the holders of all of our debentures waiving any right to declare a default under the debentures for not achieving the adjusted EBITDA target.

Going Concern

We remain dependent on outside sources of funding until our results of operations provide positive cash flows. As of December 31, 2008, our independent registered auditors concluded that there was substantial doubt about the Company’s ability to continue as a going concern, and this condition remains as of September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008

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

Revenues, Cost of Revenues and Gross Profit

	Three months ended September 30, 2009			Three months ended September 30, 2008			Increase (decrease)
	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total
Net revenues:	$7,165,501	$929,423	$8,094,924	$6,786,712	$1,710,873	$8,497,585	$378,789	$(781,450)	$(402,661)
Cost of revenues:	2,968,097	845,310	3,813,407	2,759,247	1,222,456	3,981,703	208,850	(377,146)	(168,296)
Gross profit:	$4,197,404	$84,113	$4,281,517	$4,027,465	$488,417	$4,515,882	$169,939	$(404,304)	$(234,365)

Gross profit %	58.6%	9.1%	52.9%	59.3%	28.5%	53.1%

Net revenues for the three months ended September 30, 2009 were $8.1 million, a decrease of $0.4 million, or 4.7%, over the same period in 2008.  Net revenues in our Voice and Network Solutions segment increased $0.4 million. Net revenues in our Video Solutions segment decreased $0.8 million.  The increase in Voice and Network Solutions revenues is due in part to organic growth of existing products and services as a result of the increase in advertising year over year and to the success of our Session Initiation Protocol (SIP) Trunking and Digital Phone Service (DPS) products which were launched in mid-2008.  The decrease in Video Solutions revenues was primarily due to the impact of the economy which has many potential customers avoiding spending on big ticket items such as our Telepresence systems and other video equipment.

For the three months ended September 30, 2009, one customer accounted for 11% of our Voice and Network Solutions segment net revenues and three customers accounted for 45% of our Video Solutions segment net revenues. For the three months ended September 30, 2008, one customer accounted for 14% of our Voice and Network Solutions segment net revenues and two customers accounted for 23% of our Video Solutions segment net revenues.

Cost of revenues for the three months ended September 30, 2009 was $3.8 million, a decrease of $0.2 million, or 4.2%, over the same period in 2008. Cost of revenues in our Voice and Network Solutions segment increased $0.2 million as a result of the increased revenues, partially offset by several cost saving measures that we began implementing during 2009.  Cost of revenues in our Video Solutions segment decreased by $0.4 million due primarily to the decrease in revenues.

Gross profit for the three months ended September 30, 2009 was $4.3 million, a decrease of $0.2 million, or 5.2%, over the same period in 2008.  Gross profit in our Voice and Network Solutions segment increased $0.2 million as a result of the increase in revenues. Gross profit in our Video Solutions segment decreased $0.4 million primarily as a result of the decrease in revenues as compared to the same period in the prior year.

Gross profit percentage was 52.9% for the three months ended September 30, 2009 compared to 53.1% in the same period in 2008.  Gross profit percentage for our Voice and Network Solutions segment was 58.6% for the three months ended September 30, 2009 compared to 59.3% in the same period in 2008.  The decrease is a result of a shift in revenue to our DPS and SIP Trunking product lines, both of which have somewhat lower margins than our individual services and legacy products.  This decrease was partially offset by improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates, combined with cost saving measures implemented during the period. Gross profit percentage for our Video Solutions segment was 9.1% for the three months ended September 30, 2009 compared to 28.5% in the same period in 2008, primarily due to a less profitable mix of products sold.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2009 were $1.8 million, an increase of $0.1 million or 3.6%, over the same period in 2008.  The increase was primarily due to an increase in advertising and sales commission expense in our Voice and Network solutions segment, partially offset by a reduction in our Video Solutions selling staff in late February 2009. We anticipate that selling and marketing expenses for the fourth quarter of 2009 will be higher than those incurred in 2008 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $2.0 million, a decrease of $0.7 million or 24.5%, over the same period in 2008.  Approximately, 73% of the decrease is attributable costs associated with common stock issued for investor relations services provided during the three months ended September 30, 2008.  No similar costs were incurred for the same period in 2009.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended September 30, 2009 were $1.1 million, a decrease of $0.2 million or 15.7%, over the same period in 2008.  Research, development and engineering expenses decreased in 2009 as compared to 2008 primarily as a result of a decrease in research and development staffing.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2009 was $0.3 million, an increase of $0.1 million or 19.5%, over the same period in 2008.  The increase is primarily attributable to additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense for the three months ended September 30, 2009 and 2008, related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Impairment of Intangibles

We do not amortize goodwill and intangible assets with indefinite useful lives.  However, we do review these assets for impairment at least annually. We test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. These intangibles are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of that asset exceeds the fair value of that asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We determined that the goodwill, intangible assets and other long-lived assets for our Voice and Network Solutions segment were not impaired as of September 30, 2009.  However, due to the decline in performance of our Video Solutions segment, we determined that goodwill and intangible assets related to that segment were 100% impaired as of September 30, 2009.  This impairment resulted in a charge of $1.4 million of impairment expense in the three months ended September 30, 2009.  There was no impairment of assets during the three months ended September 30, 2008.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $0.8 million, a decrease of $0.7 million or 46.0%, from the same period in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2009 primarily as a result of the reduced interest rate on our debentures pursuant to the May 2009 Amendment Agreement, which is discussed in more detail below.

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

The fair value of the then outstanding warrants was estimated at December 31, 2008 and again at each subsequent reporting date.  However, as a result of the Amendment Agreement (see Recent Financings above), the anti-dilution protection under the PIPE Warrants was removed, which eliminates the potential for future dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.  Accordingly, for the three months ended September 30, 2009, there was no related expense.

At December 31, 2008 and again at each subsequent reporting date, we assessed the then outstanding convertible debentures and determined that the beneficial conversion feature represented an embedded derivative liability.  Accordingly, we bifurcated the embedded beneficial conversion feature and accounted for it as a derivative liability because the conversion price of the debentures could be adjusted if we subsequently issue common stock at a lower price and due to recent events it became possible that we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

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

For the three months ended September 30, 2009, we recorded non-operating income of $3.8 million in the Consolidated Statement of Operations for the increase in the fair market values of the embedded derivative features, which is primarily attributable to the decrease in the market price of our common stock.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through September 30, 2009. As of December 31, 2008, we had net operating loss carryforwards (“NOL’s”) of approximately $42.0 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007, we recognized no interest and penalties.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

Revenues, Cost of Revenues and Gross Profit

	Nine months ended September 30, 2009			Nine months ended September 30, 2008			Increase (decrease)
	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total	Voice and Network Solutions	Video Solutions	Total
Net revenues:	$21,094,655	$3,152,142	$24,246,797	$19,388,090	$4,764,791	$24,152,881	$1,706,565	$(1,612,649)	$93,916
Cost of revenues:	8,808,963	2,608,041	11,417,004	8,653,845	3,848,209	12,502,054	155,118	(1,240,168)	(1,085,050)
Gross profit:	$12,285,692	$544,101	$12,829,793	$10,734,245	$916,582	$11,650,827	$1,551,447	$(372,481)	$1,178,966

Gross profit %	58.2%	17.3%	52.9%	55.4%	19.2%	48.2%

Net revenues for the nine months ended September 30, 2009 were $24.2 million, an increase of $0.1 million, or 0.4%, over the same period in 2008.  Net revenues in our Voice and Network Solutions segment increased $1.7 million. Net revenues in our Video Solutions segment decreased $1.6 million.  The increase in Voice and Network Solutions revenues is due in part to organic growth of existing products and services as a result of the increase in advertising year over year and to the success of our SIP Trunking and Digital Phone Service products which were launched in mid-2008. The decrease in Video Solutions revenues was primarily due to the impact of the economy which has many potential customers avoiding spending on big ticket items such as video equipment.

For the nine months ended September 30, 2009, one customer accounted for 12% of our Voice and Network Solutions segment net revenues and three customers accounted for 35% of our Video Solutions segment net revenues. For the nine months ended September 30, 2008, one customer accounted for 15% of the Voice and Network Solutions segment net revenues and no one customer accounted for more than 10% of the Video Solutions segment net revenues.

Cost of revenues for the nine months ended September 30, 2009 were $11.4 million, a decrease of $1.1 million, or 8.7%, over the same period in 2008. Cost of revenues in our Voice and Network Solutions segment increased $0.2 million as a result of the increased revenues, partially offset by several cost saving measures that we began implementing during 2009.  Cost of revenues in our Video Solutions segment decreased by $1.2 million due to the decrease in revenues.

Gross profit for the nine months ended September 30, 2009 was $12.8 million, an increase of $1.2 million, or 10.1%, over the same period in 2008.  Gross profit in our Voice and Network Solutions segment increased $1.6 million consistent with the increase in revenues. Gross profit in our Video Solutions segment decreased $0.4 million primarily as a result of the decrease in revenues as compared to the same period in the prior year.

Gross profit percentage was 52.9% for the nine months ended September 30, 2009 compared to 48.2% in the same period in 2008.  Gross profit percentage for our Voice and Network Solutions segment was 58.2% for the nine months ended September 30, 2009 compared to 55.4% in the same period in 2008.  The increase is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates as well as several cost saving measures that the Company began implementing during 2009, which more than offset the shift in revenue to our DPS and SIP Trunking product lines, both of which have somewhat lower margins than our individual services and legacy products. Gross profit percentage for our Video Solutions segment was 17.3% for the nine months ended September 30, 2009 compared to 19.2% in the same period in 2008, and the decrease is primarily due to a less profitable mix of products sold.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2009 were $5.2 million, equal to expenses in the same period in 2008.  This lack of change in expense is due to a reduction in our Video Solutions selling staff in late February 2009, offset by increased advertising and sales commission expense in our Voice and Network solutions segment. We anticipate that selling and marketing expenses for the fourth quarter of 2009 will be higher than those incurred in 2008 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 were $6.5 million, a decrease of $3.2 million or 33.3%, over the same period in 2008.  Approximately, 70% of the decrease is attributable to lower payroll and stock compensation expense as a result of a decrease in management staff and the impact of related severance costs in 2008. Approximately, 13% of the decrease is attributable to lower accounting costs in 2009 as compared to 2008, which included costs associated with the first time consolidation of the activity of our Accessline and AVS subsidiaries that were acquired during 2007.  Another 13% of the decrease is attributable to lower investor relations costs in 2009 as our contract with an investor relations firm for payment in stock ended in 2008.  There was no such related expense in 2009.  The remaining decrease is primarily attributable to lower consulting fees in 2009 as compared to 2008, which included costs associated with various valuations as a result of our acquisitions and various debt restructurings in 2007 and 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the nine months ended September 30, 2009 were $3.3 million, a decrease of $1.0 million or 22.3%, over the same period in 2008.  Research, development and engineering expenses decreased in 2009 as compared to 2008 primarily as a result of a decrease in research and development staffing and the impact of related severance costs in 2008.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2009 was $0.8 million, an increase of $0.2 million or 29.9%, over the same period in 2008.  The increase is primarily attributable to additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $1.8 million of amortization expense for the nine months ended September 30, 2009 and 2008, related to the intangible assets acquired in the AVS and AccessLine acquisition transactions.

Impairment of Intangibles

We determined that the goodwill, intangible assets and other long-lived assets for the Voice and Network Solutions segment were not impaired as of September 30, 2009.  However, due to the decline in performance of our Video Solutions segment, we determined that goodwill and intangible assets related to that segment were 100% impaired at September 30, 2009.  This impairment resulted in a charge of $1.4 million of impairment expense in the nine months ended September 30, 2009.  There was no impairment of assets during the nine months ended September 30, 2008.

See also "—Three months ended September 30, 2009 Compared to Three months ended September 30, 2008—Impairment of Intangibles," above.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $3.3 million, a decrease of $1.2 million or 26.4%, from the same period in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases. Interest expense decreased in 2009 primarily as a result of the reduced interest rate on our debentures pursuant to the May 2009 Amendment Agreement. See also "—Three months ended September 30, 2009 Compared to Three months ended September 30, 2008—Interest Expense," above.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

For the nine months ended September 30, 2009, we recorded non-operating income from the change in fair value of warrant and beneficial conversion liabilities of $0.2 million, comprised of non-operating expense of $1.0 million for the decrease in the fair values of the warrants from the period from January 1, 2009, through May 8, 2009 and non-operating income of $1.2 million for the increase in the fair market values of the beneficial conversion feature liability.

See also "—Three months ended September 30, 2009 Compared to Three months ended September 30, 2008—Change in Fair Value of Warrant and Beneficial Conversion Liabilities," above.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through September 30, 2009. See also "—Three months ended September 30, 2009 Compared to Three months ended September 30, 2008—Provision for Income Taxes,” above.

Liquidity and Capital Resources

Our cash balance as of September 30, 2009 was $1.0 million.  At that time, we had accounts receivable of $2.2 million and a working capital deficit of $10.9 million, which includes beneficial conversion liabilities of $7.6 million.

Cash generated by operations during the nine months ended September 30, 2009 was $1.2 million. This was primarily the result of the receipt of $1.6 million of accounts receivable and an increase in accounts payable and accrued expenses of $0.5 million, partially offset by the net loss. The net loss of $9.2 million was almost entirely offset by the following non-cash charges: amortization of intangible assets of $1.8 million; depreciation expense of $1.6 million (which includes depreciation expense of $0.8 million in cost of sales); amortization of note discounts of $1.6 million; the change in accrued interest of $1.5 million; impairment of intangible assets of $1.4 million, and stock compensation expense of $0.8 million.

Net cash used by investing activities during the nine months ended September 30, 2009 was $0.4 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $0.8 million during the nine months ended September 30, 2009, all of which was used for payments on our capital leases.

If we can continue to generate Voice and Network Solution revenue and gross margin improvements consistent with our growth in 2008 and during the nine months ended September 30, 2009, maintain control of our operating expenses and execute a successful strategic alternative for our Digital Presence product line, we believe that our existing capital will be sufficient to finance our operations through the end of 2009. We do not currently have any unused credit arrangement or open credit facility available to us.  Our PIPE Debentures are secured by a lien on all of our assets, and the terms of those debentures restrict our ability to borrow funds and pledge our assets as security for any such borrowing, without the consent of the holders of the PIPE Debentures.

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

Commitments and Contingencies

Debentures

As of September 30, 2009, the principal balance we owe on our outstanding debentures is $29.6 million, all of which is due June 30, 2014.  In May 2009, the terms of our debentures were amended to defer interest payments until October 1, 2011.  All interest payments must be paid in cash.  In addition, at any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $0.30). See "Recent Financings," above.

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

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2009	$398,330	$264,717
2010	1,418,485	733,977
2011	1,273,228	318,192
2012	1,269,119	63,030
2013	184,920	14,139
Thereafter	—	—
Total minimum lease payments	$4,544,082	1,394,055
Less amount representing interest		(151,219)
Present value of minimum lease payments		1,242,836
Less current portion		(714,118)
Total long term portion		$528,718

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

Other

In connection with our acquisition of AccessLine, we were required to pay up to an additional $9.0 million in the form of 2,500,000 shares of our restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, we issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and we issued 529,252 shares valued at $0.3 million in July 2008.  The increase in goodwill and equity was recorded in the third quarter of 2008.  The third earn out period ended December 31, 2008, and we issued 515,622 shares valued at less than $0.1 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of 2009.  The final earn out period ended on June 30, 2009 and we issued 401,658 shares valued at $0.04 million in July 2009.  The increase in goodwill and equity was recorded in the third quarter of 2009.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

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

Our telepresence products are integrated with software that is essential to the functionality of the equipment.  Additionally, we provide unspecified software upgrades and enhancements related to most of these products through maintenance contracts.  We generally recognize revenue generated by integration, consultation and implementation solutions on a percentage completion basis based on direct labor costs.

Income Taxes:

We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

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

Stock Based Compensation:

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2009, our disclosure controls were effective at that "reasonable assurance" level.

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

TELANETIX, INC.
/s/ J. Paul Quinn
Date: November 12, 2009	J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (1)
10.2	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (1)
10.3	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this report
**	Furnished with this report

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on July 2, 2009
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on November 2, 2009