Form 10-K
period 2009-12-31
Telanetix,Inc
filed 2010-03-17
CIK 1277270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .    Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.14 per share), was approximately $4.4 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of June 30, 2009.

As of March 5, 2010, there were 31,768,320 shares of the issuer's common stock outstanding.  The common stock is the issuer's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2009 are incorporated by reference into Part III of this report.

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

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

History

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

In April 2007, we acquired AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS").  AVS provides integration, consultation and implementation solutions for customers desiring audio-visual and videoconferencing systems and products.  AVS, as our wholly-owned subsidiary, operated as a sales and integration arm for our video products.  With the acquisition of AVS, we expanded our business to provide integration, consultation and implementation solutions for customers desiring audio-visual, videoconferencing, and telepresence systems and products.  Through September 2007, our revenues were derived solely from the sale of telepresence and audio-visual solutions.

In September 2007, we acquired AccessLine Holdings, Inc., or "AccessLine."  AccessLine is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. AccessLine's product offerings include VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist.  The AccessLine acquisition expanded our IP communications offerings to include a variety of voice and messaging solutions. Its revenues principally consist of monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service

In October 2009, we transferred all of the issued and outstanding membership interests of AVS to an individual purchaser.   The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS.  We determined that the total amount of consideration we received, along with strengthening of our balance sheet that we recognized by the transfer of the liabilities of AVS to the purchaser as a result of the transfer of the membership interests, represented fair value for the membership interests.   We completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS, on October 27, 2009. We no longer hold any ownership interest in either of AVS or ULF.

In December 2009, our board of directors made a decision to conclude efforts to seek strategic alternatives regarding the  operations, assets and intellectual property relating to our Digital Presence product line so that we could focus on growing AccessLine’s business which has been experiencing year over year revenue growth.  Our Digital Presence product line experienced a dramatic sales decline in both 2009 and 2008 as compared to prior years.  Our board of directors directed management to finalize negotiations with interested parties, if any, to sell the assets related to our Digital Presence product line or cease incurring costs related to its development.

As a result of the sale of AVS, and the potential sale or ceasing of all activities related to the development our Digital Presence product line, we have reflected our video and telepresence activity as discontinued operations in our 2009 and 2008 consolidated financial statements. We are now solely focused on growing our AccessLine-branded Voice Services.

Our Business

Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications.  At the core of these business phone services are proprietary software components, all of which are developed internally and loaded on standard commercial grade servers.  The AccessLine phone services can be delivered with a variety of hosted features configured to meet the application needs of the customer.  By delivering business phone service to the market in this manner, our Voice Services offers flexibility to customers and can serve a variety of business sizes.

AccessLine offers the following hosted VoIP services: Digital Phone Service, SIP Trunking Service and individual phone services.  Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers. SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones, and can support businesses with hundreds of employees.

As part of our individual phone service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with after hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

AccessLine also offers non-hosted solutions such as its SmartOfficeTM product that provides a variety of communication services.  A customer can select the SmartOffice features necessary to meet that customer's individual needs.

Our revenues principally consist of: monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

Products and Services

Digital Phone System

Our Digital Phone System is designed specifically for small businesses and home offices.  Configurations are available for the home office, supporting one to three phone lines, and for small businesses with systems supporting two to eight phone lines.  Each system is sold with hardware including a network gateway and desktop phones or cordless phones.  We have designed our Digital Phone Systems to be:

•	Easy to purchase

•	Easy to install

•	Simple to use

•	Fully featured

•	Flexible and

•	Affordable

We have designed the system to be easy to purchase.  Ordering can be done through a phone call to one of our sales representatives and the system will be delivered to the customer’s door within days.

Once the consumer has a Digital Phone System, the consumer simply plugs the network gateway devise onto a standard broadband (DSL or cable) modem for connection to the Internet.   Our software automates the process of configuring the equipment and assigning the telephone numbers.  There is no additional hardware or technical assistance needed to install the system.

Our Digital Phone service is an easy to use, full VOIP service.  Accordingly, it has a full range of voice services.  Features such as conference calling, voicemail, call transfer, call forwarding and over 40 other calling features come standard with the Digital Phone Service.  Additional features, such as auto attendant, automated menus, webfax and more can be purchased to customize and upgrade the services to fit the consumer’s individual requirements.  Because the features are software based, they can be initialized from our network operations center; without the requirement for additional consumer equipment, installation or technical support.

Our Digital Phone VOIP services are designed to provide full featured small business and home office phone services, at significant savings compared to traditional telephone services.  The Digital Phone Service centralizes most of the calling functions within the network, eliminating expensive customer premise equipment, such as a PBX.  Unlike expensive systems designed for large corporations, our Digital Phone system lets the consumer purchase only the equipment and service that it needs, and affords the flexibility to add more lines, more phones, and more features as their business grows.

SIP Trunking Services

For the larger business customers we offer two services.  Our SmartVoice Express services is a fully configured enterprise hardened service that is designed to provide more features at a lower cost than traditional phone service.  Our SIP trunking product is a service we offer that allows us to provide our high quality voice service to large businesses that already have a PBX installed.  Each of our enterprise services connects a customer’s existing telephone infrastructure and PBX to our VoIP network.  Each of our services provides the savings and flexibility of a VoIP service, but with the ability to scale to meet the needs of the larger business enterprise.

SmartVoice Express replaces existing telephone lines with a VoIP alternative, but allows the customer to keep using its current phone equipment.  With SmartVoice Express a VoIP gateway is installed in each of the customer’s offices. The gateway connects to the existing phone system and links to the customer’s existing broadband  connection.

Individual Phone Services

We also offer customers a variety of individual phone services.  These services are integrated into our home office, small business and enterprise business phone services.  They can also be purchased “a la carte”, even if the customer is not using one of our complete phone systems.

•	SMARTConference. Conference calling service includes instant access, toll free dial in, no setup fees, and web controls. Scheduled and reservationless conferencing options.

•	SMART800. Provides quality product at great rates with toll free service plans for 800 numbers, including options such as voice mail and vanity 800 numbers.

•	SMARTOffice. Virtual Phone System auto attendant with after hours answering service, Virtual Receptionist and Virtual PBX. Route calls based on specific business needs.

•	SMARTNumber. Find-me & follow-me service provides the convenience of a single number which can be forwarded to reach any phone.

•	SMARTMessage. Full featured voice mail system that instantly contacts the customer via an email or cell phone text message the moment a new voice mail or fax arrives.

•	SMARTFax. Manage online faxes from virtually anywhere - freeing the customer to receive and view faxes at any time from any location.

All of the services are available individually or they can be combined to meet a particular customers needs.

Market

Our AccessLine Voice subsidiary has been offering business phone solutions and applications to the business market since 1998, and currently targets the small and mid-sized business market in the United States. According to Access Market International Partners Study, April 2007, there are over 15 million businesses in the U.S. with 50 employees or fewer, by far the largest share of the business marketplace for telephony services.

Distribution

The AccessLine Voice Services are brought to market through direct sales and through select channel partners.  AccessLine has established channel partner relationships with two large business retailers in the United States, Office Depot and Costco.  Both retailers market AccessLine's business phone service through online distribution, much of which is fully automated.  In addition, the AccessLine Voice Division sells directly to the business market via online advertising and direct fulfillment.

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

Research and Development

We currently employ 14 individuals in research, development and engineering activities. Our research and development initiatives are directed at improving the efficiency and reliability of our network, development of enhancements to our existing products, and the design and development of new products and services. During 2009 and 2008, our research, development and engineering expenses were approximately $4.1 million and $4.2 million, respectively. Future research will focus on expansion of our current product lines to allow a greater variety of customer configurations. This is expected to allow us to address a greater number of market segments than we currently are able to address. In addition, we will focus on additional operational process automation and tools, to increase process efficiency and support scalability.

Employees

We have 105 full-time employees as of March 5, 2010, and 3 part-time employees.  We also retain a limited number of independent contractors to perform software development projects.  We currently have one independent contractor working on software development projects.

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

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.telanetix.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our board of directors' committee charters are also posted within this section of the website.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

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

Although we maintain allowances for returns and doubtful accounts for estimated losses resulting from product returns and the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return and bad debt rates that we have in the past, especially given the current economic conditions. Additionally, challenging economic conditions could have a negative impact on the results of our operations.

 We have experienced significant losses to date and may require additional capital to fund our operations. The current financial climate may make it more difficult to secure financing, if we need it.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, we may not become profitable, and the value of your investment may decline.

We incurred a net loss of $8.1 million for the year ended December 31, 2009, and $9.7 million for the year ended December 31, 2008.  We have an accumulated deficit of $40.3 million at December 31, 2009.  Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through fiscal 2010. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our December 2006 and February 2007 private placements, in the aggregate, we issued a total of $5.2 million principal amount of convertible debentures and warrants to purchase 1,350,947 shares of our common stock.  In our August 2007 private placement we issued 13,000 shares of our Series A preferred stock, $8.0 million principal amount of convertible debentures and warrants to purchase 2,584,198 shares of our common stock.  In connection with our acquisition of AccessLine, we issued 3,939,565 shares of our common stock, and we issued an additional 2,045,662 shares upon the achievement of financial objectives.  In our March 2008 private placement, in the aggregate, we issued a total of $3.4 million principal amount of convertible debentures and warrants to purchase 814,285 shares of our common stock.  In our August 2008 private placement we issued $2.0 million principal amount of convertible debentures and warrants to purchase 608,000 shares of common stock.  In our December 2008 private placement we issued $1.5 million principal amount of convertible debentures and warrants to purchase 456,000 shares of common stock.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144 adopted under the Securities Act of 1933, as the Securities Act.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Substantially all of our debentures are held by a single investor and its affiliates, and that investor will be able to control any waivers or amendments to the terms of our debentures and exercise rights and remedies with respect to substantially all of our debentures.

One investor and its affiliates, holds over 97% of the principal amount of our outstanding debentures.  Under the terms of the purchase agreement entered into in connection with the debentures, certain amendments or waivers must be approved by the holders of at least 90% of the outstanding principal amount of the debentures.  Consequently, one investor, and its affiliates, will have sole authority to approve or not approve any amendment or waiver.  In addition, the one investor, and its affiliates, without regard to the position or desires of other holders, will have the sole authority to exercise any rights or remedies available to it under the terms of the debentures that would affect substantially all of our outstanding debentures.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

Our debentures require quarterly interest payments starting in October 2011 and continuing through June 2014. Our debentures accrue interest at the rate of 0% through June 30, 2011, and 5% per annum from July 1, 2011 through June 30, 2014, and no principal payment is due until maturity in June 2014.    We must pay interest payments in cash.  If we are unable to repay the debentures when required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

In addition, the debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, a change in control, or failure to deliver share certificates in a timely manner.  In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130% of the amount outstanding under the debenture, plus accrued interest and expenses.  If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our debentures, it will result in additional dilution.

Our debentures contain provisions that require us to reduce their respective conversion price if we issue other securities at a lower purchase price or with a lower conversion or exercise price.  When this occurs, generally stockholders sustain material dilution in their ownership interest.

Risks Related to Our Business

We face competition from much larger and well-established companies.

We face competition from much larger and well-established companies.  In addition, our competition is not only from other independent VoIP providers, but also from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers and alternative voice communication providers.  Some of our competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have.  As a result, our competitors may have greater credibility with our existing and potential customers.  Further, because most of our target market is already purchasing communications services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

In addition, other established or new companies may develop or market technologies or products competitive with, or superior to, ours.  We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than ours or that would render our products and services obsolete.  Our success will depend in large part on our ability to maintain a competitive position with our products and services.

Lower than expected market acceptance of our products or services would negatively impact our business.

We continue to develop and introduce new products.  End-users will not begin to use our products or services unless they determine that our products and services are reliable, cost-effective and an effective means of communication.    These and other factors may affect the rate and level of market acceptance of our products and services, including:

•	our price relative to competing products or services or alternative means of communication;
•	effectiveness of our sales and marketing efforts;
•	perception by our targeted end-users of our systems' reliability, efficacy and benefits compared to competing technologies;
•	willingness of our targeted end-users to adopt new technologies; and
•	development of new products and technologies by our competitors.

If our products and services do not achieve market acceptance, our ability to achieve any level of profitability would be harmed and our stock price would decline.

Price competition would negatively impact our business.

Our profitability could be negatively affected as a result of competitive price pressures in the sale of unified communications products, which could cause us to reduce the price of our products or services.  Any such reduction could have an adverse impact on our margins and profitability.  Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products.  Moreover, our competitors' financial resources may allow them to offer services at prices below cost or even for free to maintain and gain market share or otherwise improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete resulting in lower gross profit and lower profitability.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

We bundle certain of our services with telephone and network hardware that we acquire from third parties. We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of manufacturing our products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our contract manufacturers decides to cease doing business with us or becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products made by the contract manufacturer, which could be detrimental to our business

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide voice communications service and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We have historically experienced losses due to subscriber fraud and theft of service and may again in the future.

In the past, subscribers have obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had system-wide disruptions of a sufficient duration or magnitude that had a significant impact on our customers or our business. Any significant disruption in our ability to provide reliable service could cause us to lose customers and incur additional expenses.

Business disruptions, including disruptions caused by security breaches, extreme weather, terrorism or other disasters, could harm our future operating results.

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or major natural disasters, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

Our future operating results may vary substantially from period to period and may be difficult to predict.

On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

•	changes in market demand;
•	customer cancellations;
•	competitive market conditions;
•	new product introductions by us or our competitors;
•	market acceptance of new or existing products;
•	cost and availability of components;
•	timing and level of expenditures associated with new product development activities;
•	mix of our customer base and sales channels;
•	mix of products sold;
•	continued compliance with industry standards and regulatory requirements; and
•	general economic conditions.

These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections.  Any failure to meet investor expectations regarding our operating results may cause our stock price to decline.

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

We rely on third party network service providers for certain aspects of our VoIP business.

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

We must acquire new customers on an ongoing basis to maintain our existing level of customers and revenues due to customers that terminate our service.  As a result, marketing expense is an ongoing requirement of our business.  If our churn rate increases, we will have to acquire even more new customers to maintain our existing revenues.  We incur significant costs to acquire new customers, and those costs are an important factor in  achieving future profitability.  Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and our net losses could increase.

Our success also depends on third parties in our distribution channels.

We currently sell our products both directly to customers and through resellers.  We may not be successful in developing additional distribution relationships.  Agreements with distribution partners generally provide for one-time or recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products.  Therefore, entities that distribute our products may compete with us.  In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products.  Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.

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

The communications market is going through a period of rapid technological changes and frequent introduction of new and enhanced products, which may result in products or services that are superior to ours.  To compete successfully in this market, we must continue to design, develop, manufacture, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost and respond to customer expectations.  Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

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

The communications industry is susceptible to litigation over patent and other intellectual property rights.  Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain.  We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued.

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of March 5, 2010, we had two patents and one patent pending relating to telecommunications and security.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

Our emergency and 911 calling services differ from those offered by traditional telephone service providers and may expose us to significant liability in the VoIP business.

Traditional telephone service providers route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and location information. Our 911 service, where offered, operates in a similar manner. However, the only location information that our 911 service can transmit to an emergency service dispatcher is the information that our customers have registered with us. A customer's registered location may be different from the customer's actual location at the time of the call, and the customer, in those instances, would have to verbally inform the emergency services dispatcher of his or her actual location at the time of the call.

The operation of our 911 service may vary depending on the specific location of the customer. In some areas, emergency calls are delivered with the caller's address or callback number.   In other areas the emergency call may be delivered without the caller’s address or callback number. In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point or emergency services provider and providing the customer's service location and phone number to those local authorities. In late July 2008, the "New and Emerging Technologies 911 Improvement Act of 2008" was enacted.  This law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. We do not know what effect this law will have on our 911 solution at this time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

Delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. In addition, if a customer experiences an Internet or power outage or network failure, the customer will not be able to reach an emergency services provider using our services. Customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our 911 services and, unlike traditional wireline and wireless telephone providers, with the exception of the 2008 Act mentioned above, we know of no other  state or federal provisions that currently indemnify or limit our liability for connecting and carrying emergency 911 phone calls over IP networks.

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

Broadband Internet access services and VoIP services are subject to CALEA.  Currently, our CALEA solution is fully deployed in our network.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.  Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, any of which could adversely affect our business.

Our inability to comply with the requirements of federal and other regulations related to customer proprietary network information could adversely affect our VoIP business.

We are subject to the customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and services purchased by the consumer, such as call waiting, call forwarding, and caller ID.  Under the current rules, generally, except in connection with providing existing services to a customer, carriers may not use CPNI without customer consent.  We do not currently use our customer's CPNI in a manner which would require us to obtain consent, but if we do in the future, we will be required to adhere to specific CPNI rules. If we fail to comply with any current or future CPNI rules, we could be subject to enforcement action or other penalties, any of which could adversely affect our business.

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

We may be subject to liabilities for past telecom taxes, sales taxes, surcharges and fees.

 We collect telecom taxes, sales taxes, surcharges and fees from our customers.  The amounts collected from our customers are remitted to the proper authorities.   While we believe we have collected and remitted appropriately, it is possible that substantial claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results.  In addition, future expansion of our service, along with other aspects of our evolving business, may result in additional tax obligations.  One or more taxing authorities may seek to impose sales, use or other tax collection obligations on us.  We have received inquiries or demands from numerous state authorities and may be subjected to audit at any time.  A successful assertion by one or more taxing authorities that we should collect sales, use or other taxes on the sale of our services could result in substantial tax liabilities for past sales, could decrease our ability to compete with traditional telephone companies, and could adversely affect our business.

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

If the holders of our outstanding convertible securities convert or exercise such securities into common stock, we will issue up to 122,399,761 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly result in a change of control of our company.

As of March 5, 2010, we had 31,768,320 shares of common stock outstanding.  As of March 5, 2010, we also had debentures which convert into 98,831,000 shares of common stock (assuming conversion at their respective current conversion price), warrants which are exercisable for 12,695,718 shares of common stock and stock options that are exercisable for 10,873,043 shares of common stock.  The conversion price of our debentures is subject to adjustment.  If such conversion price is adjusted, this would lead to the issuance of additional shares upon conversion.  If the holders of our debentures, warrants, and stock options convert or exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may result in a change of control of our company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our corporate offices are located at 11201 SE 8th Street, Suite 200 in Bellevue, Washington 98004, where we lease approximately 30,425 square feet of office space.  The lease term, which began on January 1, 2008, is 62 months, and the average monthly rental payment including utilities and operating expenses for the facility is approximately $98,000 per month. We believe the leased facility is in good condition and adequate to meet our current and anticipated requirements.

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

ITEM 4.     (REMOVED AND RESERVED)

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

For the year ended December 31, 2009	High	Low
Fourth Quarter	$0.10	$0.04
Third Quarter	$0.14	$0.08
Second Quarter	$0.18	$0.07
First Quarter	$0.11	$0.06

For the year ended December 31, 2008
Fourth Quarter	$0.19	$0.06
Third Quarter	$0.65	$0.18
Second Quarter	$1.65	$0.35
First Quarter	$2.54	$1.59

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 5, 2010, 31,768,320 shares of our common stock were issued and outstanding, and held by approximately 123 stockholders of record.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2010 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.

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

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products to text and data collaboration products and services..

Our subsidiary, AccessLine, offers the following hosted VoIP services: Digital Phone Service, SIP Trunking Service and individual phone services.  Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers.  SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones, and can support businesses with hundreds of employees.

As part of its individual phone service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with after hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

Our revenues principally consist of: monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

Recent Developments

Our overriding objective in 2009 was to grow revenue while achieving operating profitability and generating cash from operations.

We experienced growth in revenue and gross profit for our AccessLine division in both 2009 and 2008. We increased revenue during 2009 through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

The business performed by AVS, a former subsidiary, was severely impacted by the down economy during 2009, resulting in a substantial decline in revenue. It was unclear when, if ever, this business would generate consistent growth in revenue and gross profit.  In addition, it continued to generate negative earnings and was in a negative working capital position at the time we decided to offer it for sale. As a result, due to our commitment to grow profitability and to avoid seeking additional capital, in October 2009 we transferred all of our ownership interest in AVS.  Our ownership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS.  We determined that the total amount of consideration we received, along with strengthening of our balance sheet that we will recognize by the transfer of the liabilities of AVS to the purchaser as a result of the transfer of our ownership interests, represented fair value for our ownership interests.  The transfer related solely to our video integration business, and not our video product business.  We did not transfer any assets or intellectual property relating to our Digital Presence product line.

In December 2009, our board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to our Digital Presence product line so that we could focus on growing AccessLine’s business which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in both 2009 and 2008 as compared to prior years.  Our board of directors directed management to finalize negotiations to sell the assets related to our Digital Presence product line or cease incurring costs related to its development.

Outlook

We differentiate our VoIP services on the basis of the quality of our service, the comprehensiveness of our solutions and the quality of our customer support.  Our engineers have refined our network infrastructure and our software to provide robust, scalable, and reliable solutions.  Our engineers have written substantially all of the software used in our network and applications.  As a result, we have greater visibility into the software, a greater understanding of its function, and believe that we can respond more quickly in the development of new features and functions or to customize an application to meet customer demand.  This level of understanding has allowed us to simplify the user experience for our customers, such as our Digital Phone System which can be self-installed by the customer.  Our network architecture is designed to provide redundancy, with multiple failover layers, and scalability.  Finally, we have also written tools that augment and enhance our customer support functions, providing greater access to information and accelerating our call response rates.

Over the past two years we have introduced unique new product offerings such as our Digital Phone Service.  We have also worked aggressively to cut expenses and have significantly reduced our net loss.  2009 was a year of mixed results.  We experienced strong initial traction with our Digital Phone Services.  We also experienced strong growth in our SIP trunking business.  The results of our video segment were disappointing.  In addition, subsequent to the end of the year, we received notice from two of our significant customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years. We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. These services accounted for approximately 17% of our revenues in 2009.

Entering 2010 our focus is on driving our core business of next generation VOIP services.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.

If our AccessLine division can continue to generate revenue and gross profit consistent with our growth in 2009 and we maintain control of our operating expenses, we believe that our existing capital will be sufficient to finance our operations through 2010. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

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

In addition, under the terms of the May 2009 amendment agreement we agreed to add certain covenants to the debentures, including a requirement to maintain at least $300,000 in cash at all times while the debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and to maintain a positive adjusted EBITDA in each rolling two quarter period. See below under “May 2009 Amendment of Outstanding Debentures and Warrants.”

Security. The debentures we issued are secured by all of our assets under the terms of the amended and restated security agreement we and our subsidiaries entered into with the holders of the June 2008 debentures. Each of our subsidiaries also entered into guarantees in favor of the holders of the debentures, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the debentures and related agreements.

August 2008 Financing

On August 13, 2008, we entered into a debenture and warrant purchase agreement with one of the institutional investors that invested in the previous private placements.  Under the terms of this purchase agreement we issued a senior secured convertible debenture in the principal amount of $2.0 million, along with a five year warrant to purchase 608,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment, including full-ratchet anti-dilution protection.  This financing transaction resulted in net proceeds to us of $2.0 million.The terms of the debentures we issued in this financing were also amended by the terms of the amendment agreement we entered into in December 2008 and were further amended by the terms of the amendment agreement we entered into in May 2009. See "December 2008 Amendment of Outstanding Debentures and Warrants," and "May 2009 Amendment of Outstanding Debentures and Warrants," below.  Our rights and obligations, as well as those of the investor, with respect to the debenture we issued in this financing are identical to the rights and obligations of the debentures we issued in June 2008, as amended.

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

May 2009 Amendment of Outstanding Debentures and Warrants

In May 2009, we restructured the terms of our PIPE Debentures and all of PIPE Warrants pursuant to the terms of an amendment agreement we entered into with the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").  The Amendment Agreement revised the terms of the PIPE Debentures to:

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

Under the terms of the Amendment Agreement, the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of our common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the anti-dilution protection feature of the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time we issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future price-based dilution from the PIPE Warrants.

In addition, under the terms of the Amendment Agreement, we also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending December 31, 2009, the sum of the three-month adjusted EBITDA of the three months ended September 30 and December 31 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking our net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. We were in compliance with all covenants at December 31, 2009.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues, Cost of Revenues and Gross Profit

	Fiscal Year Ended December 31,		Increase
	2009	2008	Dollars	Percent

Revenues	$28,291,925	$26,093,551	$2,198,374	8.4%
Cost of revenues	11,815,701	11,360,629	455,072	4.0%
Gross profit	16,476,224	14,732,922	1,743,302	11.8%
Gross profit percentage	58.2%	56.5%

Net revenues for 2009 were $28.3 million, an increase of $2.2 million, or 8.4%, over 2008. The increase in revenues is due, in part, to increased success in selling SIP Trunking Service through direct and agent channels, and strong growth in our Digital Phone Service products which were launched in mid-2008. We expect revenue growth in SIP Trunking Service and Digital Phone Service to continue to be strong in 2010.  Subsequent to the end of the year, we received notice from two of our significant customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. These services accounted for approximately 17% of our revenues in 2009.

Cost of revenues for 2009 were $11.8 million, an increase of $0.5 million, or 4.0%, over 2008. Cost of revenues increased as a result of the increased revenues, partially offset by several cost saving measures that we began implementing during 2009.

Gross profit for 2009 was $16.5 million, an increase of $1.7 million, or 11.8%, over 2008.  Gross profit percentage was 58.2% for 2009 compared to 56.5% in 2008.  The increase in gross profit is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates, as well as several cost saving measures that we began implementing during 2009, which more than offset the shift in revenue to our Digital Phone Service and SIP Trunking Service product lines, both of which have somewhat lower margins than our individual services and legacy products. We expect gross profit to be the mid to high 50 percent range in 2010.

Selling and Marketing Expenses

Selling and marketing expenses for 2009 were $6.3 million, slightly higher than the $6.2 million in 2008. The increase was primarily due to an increase in advertising and sales commission expense, partially offset by a reduction in our selling staff in late February 2009. We anticipate that selling and marketing expenses  in 2010 will be higher than those incurred in 2009 as we increase our advertising expense in order to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for 2009 were $8.1 million, a decrease of $3.2 million or 28.1%, over 2008.  Approximately, 65% of the decrease is attributable to lower payroll and stock compensation expense as a result of a reduction in management staff that occurred in the second half of 2008 and February 2009 and the impact of related severance costs we incurred in 2008. Approximately, 13% of the decrease is attributable to lower accounting costs in 2009 as compared to 2008, which included costs associated with the first time consolidation of the activity of our Accessline and AVS subsidiaries that were acquired during 2007.  Another 13% of the decrease is attributable to lower investor relations costs in 2009 as our contract with an investor relations firm ended in 2008.  There was no such related expense in 2009.  In addition, approximately 12% of the decrease is primarily attributable to lower consulting fees in 2009 as compared to 2008, which included costs associated with various valuations as a result of our acquisitions and various debt restructurings in 2007 and 2008. The above decreases were partially offset by higher board of director fees in 2009 as compared to 2008.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2009 were $2.9 million as compared to $3.0 million in 2008.  The decrease is primarily a result of a reduction in our staff in late February 2009.

Depreciation Expense

Depreciation expense for 2009 was $0.9 million, an increase of $0.1 million, over 2008.  The increase is primarily attributable to additions to fixed assets during 2009 and 2008.

Amortization of Purchased Intangibles

We recorded $2.2 million of amortization expense in both 2009 and 2008, related to the amortization of intangible assets acquired in the AccessLine acquisition.

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

Long-lived assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of that asset exceeds the fair value of that asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We determined that goodwill, intangible assets and other long-lived assets were not impaired at December 31, 2009. However, at December 31, 2008, it was determined that there was a $2.4 million impairment of the indefinite-lived trade name intangible asset which amount was reflected as expense in the Consolidated Statement of Operations for 2008.

Interest Expense

Interest expense for 2009 was $4.1 million, a decrease of $2.1 million, as compared to $6.2 million in 2008.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2009 primarily as a result of the reduced interest rate on our debentures that took effect in May 2009.

The debentures we issued prior to June 2008 had an interest rate of 6%, and we recorded discounts to the debentures for the beneficial conversion feature and for the value of the warrants granted in connection with those debentures.  We also recorded deferred financing costs related to the private placements in which such debentures were issued.

On June 30, 2008, we exchanged our then outstanding debentures for new debentures with an aggregate face value of $26.1 million that have a six year term and, when originally issued, bore interest at 12%.  As discussed in greater detail below, the interest rate on these debentures was amended in December 2008 and again in May 2009.  During the second half of 2008, a portion of these debentures was converted into shares of our common stock.  We recorded deferred financing costs of $0.2 million related to the issuance of the new debentures in June 2008.  The unamortized discounts and deferred financing costs at June 30, 2008 related to the prior financing transactions will be amortized to interest expense in future periods over the term of the newly issued debentures, or through June 30, 2014.

In August 2008, we issued a debenture with a face value of $2.0 million that, when originally issued, bore interest at 12% per annum.  As discussed in greater detail below, the interest rate on this debenture was amended in December 2008 and again in May 2009.  We recorded discounts aggregating to $1.3 million which will be amortized to interest expense in future periods over the term of the debenture, or through June 30, 2014.

In December 2008, we issued a debenture with a face value of $1.5 million that, when originally issued, bore interest at a rate of (i) 0% per annum from the original issue date until the one year anniversary of the original issue date, (ii) 12% per annum from the one year anniversary of the original issue date until the four year anniversary of the original issue date, and (iii) 18% per annum from the four year anniversary of the original issue date until June 2014.  The interest rate on this debenture was amended in May 2009.

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

The fair value of the then outstanding warrants was estimated at December 31, 2008 and again at each subsequent reporting date.  However, as a result of the Amendment Agreement (see Recent Financings above), the anti-dilution protection feature of these warrants was removed, which eliminates the potential for future price-based dilution from these warrants.  Accordingly, these warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The change in fair value of warrants in 2009 resulted in non-operating expense of $1.0 million compared to non-operating income of $8.7 million in 2008.

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

The change in the fair market value of the beneficial conversion feature liability on May 8, 2009 as a result of the decrease in the conversion price of all of our debentures from $0.40 to $0.30 per the Amendment Agreement (see Recent Financings above) was recorded as additional debt discount of $4.0 million.

We, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a customized Monte Carlo simulation model suitable to value path dependant American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

We recorded non-operating income of $4.7 million in 2009 as compared to $2.5 million in 2008, which is primarily attributable to the decrease in the market price of our common stock.

Discontinued Operations

As a result of the sale of AVS in October 2009, and the potential sale of the Digital Presence product line (see “Recent Developments” above), we have reported our video segment results as discontinued operations in both 2009 and 2008. Although 2009 only reflects ten months of activity for AVS, versus a full year in 2008, the 2009 loss of $3.9 million is higher than the $3.6 million loss in 2008 due to a decline in revenue without a corresponding decline in expenses. We expect to incur nominal expenses in 2010 as we wind down the Digital Presence product line.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2009. As of December 31, 2009, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008, we recognized no interest and penalties.

Liquidity and Capital Resources

Our cash balance as of December 31, 2009 was $0.5 million.  At that time, we had accounts receivable of $1.9 million and a working capital deficit of $7.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $4.1 million, deferred revenue of $0.9 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities include accrued bonuses of $0.6 million, paid out only if certain minimum cash targets are met. The aforementioned items represent $6.3 million of total current liabilities as of December 31, 2009. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2009 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2011.

Cash generated by continuing operations during 2009 was $1.4 million. This was primarily the result of an increase in accounts payable and accrued liabilities of $0.8 million and cash from operations of $0.6 million as the net loss from continuing operations of $4.2 million was more than offset by the following non-cash charges: amortization of intangible assets of $2.2 million; amortization of note discounts of $2.2 million; depreciation expense of $2.0 million (which includes depreciation expense of $1.1 million in cost of sales); the change in accrued interest of $1.6 million; and stock compensation expense of $0.6 million, partially offset by non-cash income of $3.8 million from the change in fair value of the warrant and beneficial conversion liabilities.

Net cash used by investing activities during 2009 was $0.4 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $1.1 million during 2009, all of which was used for payments on our capital leases.

We do not currently have any unused credit arrangement or open credit facility available to us.  Our outstanding debentures are secured by a lien on all of our assets, and the terms of those debentures restrict our ability to borrow funds and pledge our assets as security for any such borrowing, without the consent of the holders of the our outstanding debentures.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.

In addition, if our cash flows from operations are not sufficient to make interest payments owed on our outstanding debentures in cash in 2011 or if we are unable to make the payments due on our outstanding debentures when they mature in 2014, we would be in default under those securities. If this were to occur, we plan to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the debentures. If we do not pay the debentures in accordance with their terms, the holders of our debentures would be entitled to demand that all amounts due thereunder be immediately paid in cash, and the holders would have the right to demand that we pay 130% of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.7 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2010	$1,375,995	$776,669
2011	1,240,014	357,504
2012	1,278,394	85,443
2013	252,920	14,139
Total minimum lease payments	$4,147,323	1,233,755
Less amount representing interest		(128,724)
Present value of minimum lease payments		1,105,031
Less current portion		(683,249)
		$421,782

Debentures

As of December 31, 2009, the principal balance we owe on our outstanding debentures is $29.6 million, all of which is due June 30, 2014.  In May 2009, the terms of our debentures were amended to defer interest payments until October 1, 2011.  All interest payments must be paid in cash.  In addition, at any time, the holders of the debentures have the right to convert the debentures into common stock at the then effective conversion price (currently $0.30). See "Recent Financings," above.

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

Revenue Recognition:

Revenues from continuing operations are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Revenues from our discontinued video segment were recognized when persuasive evidence of an arrangement existed, title was transferred, product payment was not contingent upon performance of installation or service obligation, the price was fixed or determinable, and collectability was reasonably assured.  In instances where final acceptance of the product or service was specified by the customer, revenue was deferred until all acceptance criteria was met.  Additionally, extended service revenue on hardware and software products was recognized ratably over the service period, generally one year.

Income Taxes:

We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2009, nor do we have any as of March 17, 2010.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2009, our disclosure controls were effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption "Certain Information with Respect to Executive Officers," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Compliance with Section 16(a) of the Exchange Act," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics.

The information under the caption "Code of Ethics" appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Audit Committee.

The information under the caption "Information Regarding the Board and its Standing Committees," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions and Director Independence," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Principal Accountant Fees and Services," appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

 (a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 23 of this Report.

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

3.1	Certificate of Incorporation (2)
3.2	Bylaws, as amended (15)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)
4.1	Form of original issue discount 6% senior convertible debenture issued in connection with the December 28, 2006 financing (3)
4.2	Form of common stock purchase warrant issued in connection with the December 28, 2006 financing (3)
4.3	Form of original issue discount 6% senior convertible debenture issued in connection with the February 12, 2007 financing (4)
4.4	Form of common stock purchase warrant issued in connection with the February 12, 2007 financing (4)
4.5	Form of common stock purchase warrant issued in connection with the August 2007 financing (1)
4.6	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)
4.7	Form of common stock purchase warrant issued in connection with the March 2008 financing (8)
4.8	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the March 2008 financing (8)
4.9	Form of senior secured convertible debenture issued in connection with the June 2008 recapitalization (11)
4.10	Form of senior secured convertible debenture issued in connection with the August 2008 financing (13)
4.11	Form of warrant issued in connection with the August 2008 financing (13)
4.12	Form of original senior secured convertible debenture issued in connection with the December 2008 financing (14)
4.13	Form of warrant issued in connection with the December 2008 financing (14)
10.1#	2005 Equity Incentive Plan (2)
10.2	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of December 28, 2006 (3)
10.3	Securities Purchase Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein dated as of February 12, 2007 (4)
10.4	Waiver and Amendment Agreement by and among Telanetix, Inc., a Delaware corporation, and the purchaser identified therein dated as of February 12, 2007 (4)
10.5	Stock Purchase Agreement between Telanetix, Inc., a Delaware corporation, and the sellers identified therein dated as of March 30, 2007 (5)
10.6
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the Series A Convertible Preferred Stock offering (1)

10.7
Securities Purchase Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (1)

10.8
Security Agreement dated as of August 30, 2007 by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the original issue discount 6.0% senior secured convertible debenture issued in connection with the August 2007 financing (1)

10.9
Securities Purchase Agreement dated as of March 27, 2008 by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein related to the original issue discount 6.0% senior secured convertible debenture offering (9)

10.10#	Doug Johnson Employment Agreement dated April 28, 2008 (9)
10.11#	J. Paul Quinn Employment Agreement dated April 28, 2008 (9)
10.12#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (10)
10.13	Securities Exchange Agreement dated June 30, 2008, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (11)
10.14
Amended and Restated Security Agreement dated June 30, 2008, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured convertible debentures issued in connection with the June 2008 recapitalization (11)

10.15#	Thomas A. Szabo Separation Agreement dated June 30, 2008 (12)
10.16	Debenture and Warrant Purchase Agreement dated August 13, 2008 (13)
10.17	Debenture and Warrant Purchase Agreement dated December 11, 2008 (14)
10.18	Amendment Agreement dated December 11, 2008 (14)
10.19	Amendment Agreement dated May 8, 2009 (16)
10.20#	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (17)
10.21#	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (17)
10.22	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (18)
11.1	Statement re Computation of Per Share Earnings (19)
14.1	Code of Business Conduct and Ethics (7)
21.1*	Listing of Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
23.2*	Consent of Grant Thornton LLP
24.1	Power of Attorney (contained in the signature page of this report)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
#	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this report
(1)	Incorporated herein by reference to the registrant's Form 8-K filed on September 4, 2007
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006
(3)	Incorporated herein by reference to the registrant's Form 8-K filed on January 3, 2007
(4)	Incorporated herein by reference to the registrant's Form 8-K filed on February 14, 2007
(5)	Incorporated herein by reference to the registrant's Form 8-K filed on April 4, 2007
(6)	Incorporated herein by reference to the registrant's Form 10-QSB filed on August 14, 2007
(7)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007
(8)	Incorporated herein by reference to the registrant's Form 8-K filed on April 1, 2008
(9)	Incorporated herein by reference to the registrant's Form 8-K filed on May 8, 2008
(10)	Incorporated herein by reference to the registrant's Form 8-K filed on June 26, 2008
(11)	Incorporated herein by reference to the registrant's Form 8-K filed on July 1, 2008
(12)	Incorporated herein by reference to the registrant's Form 8-K filed on July 3, 2008
(13)	Incorporated herein by reference to the registrant's Form 8-K filed on August 13, 2008
(14)	Incorporated herein by reference to the registrant's Form 8-K filed on December 15, 2008
(15)	Incorporated herein by reference to the registrant's Form 8-K filed on April 29, 2009
(16)	Incorporated herein by reference to the registrant's Form 8-K filed on May 11, 2009
(17)	Incorporated herein by reference to the registrant's Form 8-K filed on July 2, 2009
(18) (19)	Incorporated herein by reference to the registrant's Form 8-K filed on November 2, 2009 Included with the financial statements filed in this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: March 17, 2010	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

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

Signature	Title	Date
s/ DOUGLAS N. JOHNSON Douglas N. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2010
/s/ J. PAUL QUINN J. Paul Quinn	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2010
/s/ STEVEN J. DAVIS Steven J. Davis	Director	March 17, 2010
/s/ JAMES R. EVERLINE James R. Everline	Director	March 17, 2010
/s/ DAVID A. RANE David A. Rane	Director	March 17, 2010

TELANETIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Telanetix, Inc. and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Seattle, Washington
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheet of Telanetix, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telanetix, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements included in the 2008 Annual Report, the Company has experienced recurring losses and had a working capital deficit of approximately $8,000,000 at December 31, 2008.  Those conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 27, 2009

TELANETIX, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Current assets
Cash	$493,413	$975,137
Accounts receivable, net of allowance of $220,499 and $489,809, respectively	1,888,393	1,547,911
Inventory	253,563	226,348
Prepaid expenses and other current assets	465,348	571,355
Assets of discontinued operations	—	4,205,728
Total current assets	3,100,717	7,526,479
Property and equipment, net	3,733,120	4,876,709
Goodwill	7,044,864	6,958,293
Purchased intangibles, net	13,378,337	15,578,337
Other assets	870,476	968,098
Total assets	$28,127,514	$35,907,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,614,382	$1,371,935
Accrued liabilities	3,141,315	2,610,343
Accrued interest	—	888,242
Deferred revenue	897,453	767,222
Capital lease obligations	683,249	939,603
Warrant and beneficial conversion liabilities	4,052,071	5,398,724
Liabilities of discontinued operations	—	1,682,907
Total current liabilities	10,388,470	13,658,976
Non-current liabilities
Accrued interest	2,477,021	—
Deferred revenue, less current portion	264,271	188,134
Capital lease obligations, less current portion	421,782	814,052
Convertible debentures	18,518,487	20,302,430
Total non-current liabilities	21,681,561	21,304,616
Total liabilities	32,070,031	34,963,592

Commitments and Contingencies – See Note 13

Stockholders' equity (deficit)
Cumulative preferred stock, $.0001 par value; $1,000 stated value; Authorized:10,000,000; Issued and outstanding: none at December 31, 2009 and December 31, 2008	—	—
Common stock, $.0001 par value; Authorized: 300,000,000 shares; Issued and outstanding: 31,768,320 at December 31, 2009 and 31,384,374 at December 31, 2008	3,177	3,139
Additional paid in capital	34,848,164	33,211,274
Warrants	1,551,802	10,000
Accumulated deficit	(40,345,660)	(32,280,089)
Total stockholders' equity (deficit)	(3,942,517)	944,324
Total liabilities and stockholders' equity (deficit)	$28,127,514	$35,907,916

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2009	2008

Revenues	$28,291,925	$26,093,551

Cost of revenues	11,815,701	11,360,629

Gross profit	16,476,224	14,732,922

Operating expenses
Selling and marketing	6,283,628	6,150,235
General and administrative	8,142,528	11,322,942
Research, development and engineering	2,901,185	2,957,944
Depreciation	861,779	723,222
Amortization of purchased intangibles	2,200,000	2,199,999
Impairment of intangibles	—	2,380,000
Total operating expenses	20,389,120	25,734,342

Operating loss	(3,912,896)	(11,001,420)

Other income (expense)
Interest income	1,391	17,819
Interest expense	(4,083,058)	(6,211,261)
Change in fair market value of warrant and beneficial conversion liabilities	3,782,799	11,143,975
Total other income (expense)	(298,868)	4,950,533

Loss from continuing operations before income taxes	(4,211,764)	(6,050,887)

Provision for income taxes	—	—

Loss from continuing operations	(4,211,764)	(6,050,887)

Loss from discontinued operations, net of taxes	(3,853,807)	(3,632,743)

Net loss	(8,065,571)	(9,683,630)

Series A preferred stock dividends and accretion	—	(3,178,003)

Net loss applicable to common stockholders	$(8,065,571)	$(12,861,633)

Loss per common share:
Basic and diluted
Continuing operations	$(.14)	$(.34)
Discontinued operations	(.12)	(.14)
Net loss	$(.26)	$(.48)

Weighted average shares outstanding:
Basic and diluted	31,494,707	26,717,514

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2007	13,000	$1	23,079,576	$2,308	$39,011,923	$10,000	$(20,646,459)	$18,377,773

Common stock issued for conversion of debentures			1,109,945	112	1,490,028			1,490,140

Common stock issued for interest			3,278,208	328	838,210			838,538

Common stock issued as part of Elliston settlement			132,000	13	189,227			189,240

Common stock issued for services			1,200,000	120	479,880			480,000

Warrants issued for services					294,847			294,847

Exercise of warrants			100,000	10	124,990			125,000

Exercise of stock options – non cash			1,712,095	171	511,661			511,832

Repurchase of common stock			(355,832)	(36)	36			—

Dividend on Series A preferred stock					(394,675)			(394,675)

Stock based compensation					2,777,835			2,777,835

Common stock issued for earn out			1,128,382	113	887,311			887,424

Conversion of Series A preferred stock to debentures	(13,000)	(1)			(12,999,999)		(1,950,000)	(14,950,000)

Net loss							(9,683,630)	(9,683,630)

Balance, December 31, 2008	—	—	31,384,374	3,139	33,211,274	10,000	(32,280,089)	944,324

Repurchase of common stock			(533,334)	(53)	53			—

Stock based compensation					1,550,357			1,550,357

Common stock issued for earn out			917,280	91	86,480			86,571

Warrants reclassed from debt to equity						1,541,802		1,541,802

Net loss							(8,065,571)	(8,065,571)

Balance, December 31, 2009	—	$—	31,768,320	$3,177	$34,848,164	$1,551,802	$(40,345,660)	$(3,942,517))

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(8,065,571)	$(9,683,630)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Provision for doubtful accounts	(269,310)	297,103
Depreciation	1,968,340	1,697,770
Loss on discontinued operations	3,853,807	3,632,743
(Gain) / loss on disposal of fixed assets	5,652	(22,825)
Amortization of deferred financing costs	114,967	272,202
Impairment of intangible assets	—	2,380,000
Amortization of intangible assets	2,200,000	2,199,999
Stock based compensation	584,032	1,899,197
Amortization of note discounts	2,194,005	3,128,543
Exercise of stock options in lieu of cash severance payments	—	404,582
Interest paid with additional debentures	—	585,181
Interest paid in common stock	—	838,538
Common stock issued for services	—	509,400
Value of warrants issued as compensation	—	227,113
Change in fair value of warrant liabilities	(3,782,799)	(11,143,975)
Changes in assets and liabilities:
Accounts receivable	(71,172)	(250,060)
Inventory	(27,215)	(226,348)
Prepaid expenses and other assets	88,662	(154,701)
Accounts payable and accrued liabilities	794,697	(146,029)
Accrued Interest	1,588,779	821,212
Deferred revenue	206,368	358,356
Net cash provided (used) by operating activities	1,383,242	(2,375,629)
Cash flows from investing activities:
Purchase of property and equipment	(496,746)	(863,805)
Proceeds from disposal of fixed assets	49,462	87,632
Net cash used by investing activities	(447,284)	(776,173)
Cash flows from financing activities:
Proceeds from sale of convertible debentures	—	6,500,000
Deferred financing costs	—	(175,025)
Proceeds from exercise of warrants	—	125,000
Payments on capital leases	(1,053,021)	(1,248,534)
Payment of convertible debentures	—	(1,225,295)
Payments on lines of credit	—	(500,000)
Net cash (used) provided by financing activities	(1,053,021)	3,476,146
Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	(364,661)	(3,071,519)
Net cash used by investing activities of discontinued operations	—	(57,509)
Net cash used by discontinued operations	(364,661)	(3,129,028)
Net decrease in cash	(481,724)	(2,804,684)
Cash at beginning of the period	975,137	3,779,821
Cash at end of the period	$493,413	$975,137

Supplemental disclosures of cash flow information:
Interest paid	$185,304	$467,882

Non cash investing and financing activities
Common stock issued in connection with the acquisition of subsidiaries	$86,571	$887,424
Accrued dividend on Series A Preferred Stock	$—	$394,675
Convertible debentures converted into common stock	$—	$1,490,140
Preferred stock and accrued dividends converted into debentures	$—	15,344,675
Convertible debentures converted into debentures	$—	10,654,659
Warrant liabilities and beneficial conversion features	$—	$7,438,775
Property and equipment acquired through capital leases	$422,730	$367,506
Warrants reclassed from debt to equity	$1,541,802	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Telanetix, Inc. (the “Company”) is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, to text and data collaboration, to telepresence videoconferencing products. The Company’s subsidiary, AccessLine Holdings Inc. ("AccessLine"), is a Bellevue, Washington-based provider of hosted VoIP solutions to the small-and-medium business marketplace. The Company’s Digital PresenceTM product line provides its customers with a complete system for telepresence video conferencing.

Prior to October 27, 2009, the Company also had two additional subsidiaries: AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS").  AVS provided a full range of audio visual solutions to clients and end-users as the single point of contact during design and project implementation. On October 27, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of AVS to an individual purchaser. The purchaser was an employee of AVS. The transfer related solely to the Company’s video integration business, and not the Company’s video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in both 2009 and 2008 as compared to prior years.  The board of directors directed management to finalize negotiations with interested parties, if any, to sell the assets related to the Digital Presence product line or cease incurring costs related to its development.

As a result of the sale of AVS, and the potential sale of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 and 2008 consolidated financial statements. See Note 2 – Discontinued Operations.

Liquidity:

Our cash balance as of December 31, 2009 was $0.5 million.  At that time, we had accounts receivable of $1.9 million and a working capital deficit of $7.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $4.1 million, deferred revenue of $0.9 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities include accrued bonuses of $0.6 million, paid out only if certain minimum cash targets are met. The aforementioned items represent $6.3 million of total current liabilities as of December 31, 2009. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2009 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2011.

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

Reclassifications:

As described above, previously reported amounts related to the Company’s video segment have been reclassified to reflect the discontinuance of the video segment.  See Note 2 – Discontinued Operations. Certain other previously reported amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net loss.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company reviews its allowance for doubtful accounts at least quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Delinquent account balances are written-off after management has determined that the likelihood of collection is remote.

The Company has recorded an allowance for doubtful accounts of $0.2 million and $0.5 million at December 31, 2009 and 2008, respectively.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis.  Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future product life-cycles, product demand and market conditions, which totaled less than $0.1 million in both 2009 and 2008.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.3 million and $0.6 million related to the development of internal use software during the years ended December 31, 2009 and 2008, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.7 million for both years ended December 31, 2009 and 2008.

Goodwill:

Goodwill is not amortized but is reviewed for potential impairment at least annually.  The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.  Purchased intangible assets determined to have indefinite useful lives are not amortized but are reviewed for potential impairment at least annually.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition:

Revenue from the Company’s continuing operations is derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Revenues from its discontinued video segment were recognized when persuasive evidence of an arrangement existed, title was transferred, product payment was not contingent upon performance of installation or service obligation, the price was fixed or determinable, and collectability was reasonably assured.  In instances where final acceptance of the product or service was specified by the customer, revenue was deferred until all acceptance criteria was met.  Additionally, extended service revenue on hardware and software products was recognized ratably over the service period, generally one year.

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

Advertising:

The Company expenses direct advertising as the costs are incurred.  The costs of advertising consist primarily of E-commerce advertisements and other direct costs.  Advertising expense was $2.0 million for both years ended December 31, 2009 and 2008.

Income Taxes:

The Company accounts for income taxes using the assets and liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

The Company has the following dilutive common stock equivalents as of December 31, 2009 and 2008 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2009	2008
Convertible Debentures	98,831,000	74,123,251
Preferred Stock	—	—
Stock Options	10,873,043	11,486,293
Warrants	12,695,718	12,695,718
Total	122,399,761	98,305,262

Fair Value of Financial Instruments:

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company recently amended its debentures in May 2009, it believes that the carrying amount of its debentures approximates their fair value as of December 31, 2009.

Stock Based Compensation:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

In June 2009, the FASB issued guidance to establish a single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The guidance is effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for the Company.  Adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption this guidance to have a material impact on its consolidated financial statements.

2. Discontinued Operation

On October 27, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of two of its subsidiaries: AVS Installation Limited Liability Company, or AVS, and Union Labor Force One Limited Liability Company, or ULF, to an individual purchaser.  AVS and ULF operated the system integration, design, build-out and installation aspects of the Company’s video solutions business. The purchaser was an employee of AVS. The transfer related solely to the Company’s video integration business, and not the Company’s video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS and ULF.  The Company determined that the total amount of consideration it received represented fair value for the membership interests.   The Company completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS and ULF, on October 27, 2009. The Company no longer holds any ownership interest in either of AVS or ULF.

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in both 2009 and 2008 as compared to prior years.  The Company’s board of directors directed management to finalize negotiations with interested parties, if any, to sell the assets related to the Digital Presence product line or cease incurring costs related to its development.

The Company’s offerings were organized along two product categories: Video Solutions and Voice and Network Solutions, which were considered segments for reporting purposes.  The segments were determined in accordance with how management views and evaluates the Company’s business. The Company’s Video Solutions segment included both telepresence solutions and other supporting audio-visual applications.  As a result of the sale of AVS on October 27, 2009 and the potential sale or ceasing of expending resources for the development of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 and 2008 consolidated financial statements.

As of December 31, 2009, all of the assets and liabilities related to the Video Solutions segment had been disposed of, written off or collected.

The following table summarizes certain operating data for discontinued operations for the years ended December 31:

	2009	2008
Revenues	$3,465,150	$6,532,431
Cost of revenues	(2,903,481)	(5,328,285)
Other expenses	(4,415,476)	(4,836,889)
Loss from discontinued operations	$(3,853,807)	$(3,632,743)

The following table summarizes the components of the assets and liabilities from discontinued operations for the years ended December 31:

	2009	2008
Accounts receivable	$—	$2,043,948
Inventory	—	329,973
Property and equipment, net	—	301,485
Goodwill	—	863,435
Purchased intangibles, net	—	655,000
Other assets	—	11,887
Total assets	$—	$4,205,728

	2009	2008
Accounts payable	$—	$1,084,771
Accrued expenses	—	343,969
Deferred revenue	—	254,167
Total liabilities	$—	$1,682,907

3. Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008:

	Estimated Useful	December 31,
	Life	2009	2008
Communications equipment	2-5 years	$5,617,256	$5,196,585
Capitalized software development costs	2 years	1,888,286	1,550,687
Software and computer equipment	3-5 years	243,469	186,615
Furniture and fixtures	5-7 years	12,704	12,704
Leasehold improvements	Life of lease	17,044	19,092
		7,778,759	6,965,683
Accumulated depreciation and amortization		(4,045,639)	(2,088,974)
		$3,733,120	$4,876,709

As of December 31, 2009, property and equipment with a cost of $4.5 million was financed through capital lease obligations with $1.9 million of accumulated amortization associated with these assets. As of December 31, 2008, property and equipment with a cost of $4.2 million was financed through capital lease obligations with $1.0 million of accumulated amortization associated with these assets

As of December 31, 2009, capitalized software development costs had a net book value of $0.4 million which will be amortized to depreciation expense in future periods as follows: $0.3 million in 2010 and $0.1 million in 2011.

4. Goodwill and Purchased Intangibles

Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and results from the Company’s acquisition of Accessline in 2007. In addition to the goodwill recorded at the time of purchase, the acquisition agreement required the Company to pay up to an additional $9.0 million in the form of 2,500,000 shares of its restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009. The final earn out period ended on June 30, 2009 and the Company issued 401,658 shares valued at $0.04 million in July 2009. The increase in goodwill and equity was recorded in the third quarter of 2009.The Company has recorded goodwill of $7.0 million at both December 31, 2009 and 2008. Goodwill is not amortized.

The Company tests goodwill for impairment using a two-step process on at least an annual basis. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairments related to goodwill existed as of December 31, 2009 and 2008.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded for the year ended December 31, 2009. However, during the year ended December 31, 2008, the Company determined that its trademarks and trade names associated with its Voice and Network Solutions segment were impaired and reflected $2.4 million of expense related to the impairment in its Consolidated Statement of Operations for the year ended December 31, 2008.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2009:

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value
Developed technology	$7,600,000	$(1,741,663)	$—	$5,858,337
Trademarks and trade names	6,000,000	—	(2,380,000)	3,620,000
Customer-related intangibles	7,200,000	(3,300,000)	—	3,900,000
Total	$20,800,000	$(5,041,663)	$(2,380,000)	$13,378,337

The Company recorded amortization expense related to purchased intangibles of $2.2 million for both the year ended December 31, 2009 and 2008, which is included in amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.  Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2009 is as follows:

Year ending December 31,	Amount
2010	$2,200,000
2011	2,200,000
2012	1,780,000
2013	760,000
2014	760,000
Thereafter	2,058,337
Total	$9,758,337

5. Other Assets

Other assets consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Restricted cash	$100,000	$120,000
Deposits	253,127	215,782
Deferred financing costs, net	517,349	632,316
	$870,476	$968,098

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors.  Deposits represent cash paid as collateral in favor of certain creditors and lessors. Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the debentures using the straight-line method.  The Company recorded amortization expense related to deferred financing costs of $0.1 million and $0.3 million in the fiscal years ended December 31, 2009 and 2008, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued payroll, benefits and taxes	$1,437,779	$1,418,774
Telecom taxes payable	1,137,197	704,495
Deferred Rent	194,948	189,660
Other	371,391	297,414
	$3,141,315	$2,610,343

7. Deferred Revenue

Deferred Revenue consist of the following:

	December 31,
	2009	2008
Monthly recurring fees	$652,821	$599,733
Unearned activation fees	506,403	330,956
Other	2,500	24,667
Total deferred revenue	1,161,724	955,356
Less non-current portion	(264,271)	(188,134)
Deferred revenue, current portion	$897,453	$767,222

The unearned activation fees will be recognized over the next three years, and all other deferred revenue is expected to be recognized over the next year.

8. Securities Exchange and Amendment Agreements

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

See Note 9 – Convertible Debentures, Note 11 – Warrants and Warrant Liabilities, and Note 14 – Preferred Stock, Common Stock and Dividends.

9. Convertible Debentures

As discussed in Note 8 – Securities Exchange and Amendment Agreements pursuant to the terms of the Securities Exchange Agreement the Company entered into with certain investors on June 30, 2008, the Company exchanged the outstanding debentures it issued in December 2006, August 2007 and March 2008 for newly issued debentures, the terms of which are discussed below under the heading “June 2008.”  Prior to entering into the Securities Exchange Agreement, the conversion prices on the December 2006, August 2007 and March 2008 debentures were reduced to $1.25 per share pursuant to the anti-dilution provisions of such debentures.

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

As of December 31, 2009, the Company had reserved 98,831,000 shares of common stock for the conversion of the outstanding PIPE Debentures.

June 2008

On June 30, 2008, the Company entered into a Securities Exchange Agreement with the holders of all of the then outstanding debentures and shares of preferred stock of the Company, pursuant to which the Company issued six-year, interest only debentures due June 30, 2014 in exchange for all of the outstanding debentures the Company issued in December 2006, August 2007 and March 2008 and shares of preferred stock the Company issued in August 2007. See Note 8 – Securities Exchange and Amendment Agreements. The debentures issued in this transaction amended and restated the terms of the previously outstanding debentures held by the investors.

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

Forced Conversion. Subject to compliance with certain equity conditions, the Company also has the right to force conversion if the VWAP for its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject to the Company meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion.

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

In addition, under the terms of the May 2009 amendment agreement we agreed to add certain covenants to the debentures, including a requirement to maintain at least $300,000 in cash at all times while the debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and to maintain a positive adjusted EBITDA in each rolling two quarter period. See below under “May 2009.”

Security. The debentures the Company issued are secured by all of the Company's assets under the terms of the amended and restated security agreement the Company and its subsidiaries entered into with the holders of the June 2008 debentures. Each of the Company's subsidiaries also entered into guarantees in favor of the investors, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

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

Under the terms of the Amendment Agreement, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending December 31, 2009, the sum of the three-month adjusted EBITDA of the three months ended September 30 and December 31 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. The Company was in compliance with all covenants at December 31, 2009.

General

The unamortized discounts on the debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  The discounts on the debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014. The change in the fair market value of the beneficial conversion feature liability as a result of the decrease of the conversion price of the debentures from $0.40 to $0.30 per the Amendment Agreement was recorded as additional debt discount of $4.0 million on May 8, 2009. See Note 8 – Securities Exchange and Amendment Agreements.

The amendment agreement entered into in December 2008, provided for 0% interest until September, 30, 2009.  The amendment agreement entered into in May 2009, provided for a further deferral of interest payments until October 1, 2011 and a reduction in the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.  However, the Company has recorded interest expense for the year ended December 31, 2009, at the effective interest rate of the debentures during that period.

The following table summarizes information relative to the outstanding debentures at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(4,190,903)	(864,758)
Detachable warrants discount	(2,100,996)	(2,567,884)
Beneficial conversion feature discount	(4,838,914)	(5,914,228)
Convertible debentures, net of discounts	18,518,487	20,302,430
Less current portion	—	—
Convertible debentures, long term portion	$18,518,487	$20,302,430

The convertible debentures outstanding at December 31, 2009 are due June 30, 2014.

At each reporting period the Company assesses the value of its convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At December 31, 2009 and December 31, 2008, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at December 31, 2009 and December 31, 2008.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At December 31, 2009 and December 31, 2008, the Company recorded beneficial conversion liabilities of $4.1 million and $4.8 million, respectively.  The Company recognized other income of $4.7 million and $2.5 million for the year ended December 31, 2009 and 2008, respectively, related to the change in fair market value of the beneficial conversion liabilities.

10. Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its convertible debentures.

At December 31 2009, the Company recorded a liability related to the beneficial conversion feature of its convertible debentures (See Note 9 – Convertible Debentures) at its fair market value of $4.1 million utilizing unobservable inputs (Level 3).  The change in fair market value of the beneficial conversion feature liability is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The change in the fair market value of the beneficial conversion feature liability as a result of the decrease the conversion price of the PIPE Debentures from $0.40 to $0.30 per the Amendment Agreement (see Note 8 - Securities Exchange and Amendment Agreements) was recorded as additional debt discount of $4.0 million on May 8, 2009. In addition, as a result of the Amendment Agreement (see Note 8 - Securities Exchange and Amendment Agreements), the anti-dilution protection feature of the PIPE Warrants was removed, which eliminates the potential for future price-based dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants, previously reported as a derivative liability, are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of December 31, 2009:

	Warrant liability	Beneficial conversion feature liability	Total
Beginning balance January 1, 2009	$580,712	$4,818,012	$5,398,724
Change in fair market value of beneficial conversion liabilities due to change in conversion factor	—	3,977,948	3,977,948
Conversion of warrants to equity	(1,541,802)	—	(1,541,802)
Change in fair market value of warrant and beneficial conversion liabilities	961,090	(4,743,889)	(3,782,799)
Ending balance December 31, 2009	$—	$4,052,071	$4,052,071

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company amended its debentures in May 2009, it believes that the carrying amount of its debentures approximates their fair value as of December 31, 2009.

11. Warrants and Warrant Liabilities

In connection with its various financings through June 30, 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its debentures. Prior to the Securities Exchange Agreement executed on June 30, 2008, the exercise prices of the warrants were reduced to $1.25 per share, resulting in an increase in the number of aggregate shares of common stock underlying the warrants to 11,205,809. On June 30, 2008 in connection with the Securities Exchange Agreement, the exercise prices of the warrants discussed above were further reduced to $1.00 per share.  The number of shares of common stock underlying the warrants remained at 11,205,809.  The Company recorded $0.2 million of deferred financing costs related to the change in exercise price discussed above.  See Note 8 – Securities Exchange and Amendment Agreements.

On August 13, 2008, the Company issued warrants to purchase 608,000 shares of common stock at $1.00 per share in connection with the sale of its debentures.  The warrant is immediately exercisable and expires five years from the date of issuance.

On December 11, 2008, the Company issued warrants to purchase 456,000 shares of common stock at $0.40 per share in connection with the sale of its debentures.  In addition, the exercise price of all previously issued warrants was reduced to $0.40.  However, under the terms of the December 11, 2008 amendment, the parties agreed to waive the adjustment provision of the PIPE Warrants that would have increased the number of shares subject to the PIPE Warrants as a result of the issuance of the debentures and warrants in December 2008. Pursuant to FASB guidance, the fair value of the warrants at the issuance was recorded as a warrant liability because the exercise price of the warrants can adjust if the Company subsequently issues common stock at a lower price and it is possible for the Company to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

In addition, the Company issued warrants to purchase 413,125 shares of common stock to various entities as compensation for services provided to the Company during 2008.

In May 2009, under the terms of the Amendment Agreement, the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of the Company’s common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the price-based anti-dilution protection under the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future price-based dilution from the PIPE Warrants. Accordingly, the warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 9 – Convertible Debentures, above.  As a result of the reclass of the warrants to equity on May 8, 2009, the Company recorded no warrant liabilities at December 31, 2009.  At December 31, 2008, the Company recorded warrant liabilities of $0.6 million.  Prior to the reclass of the warrants to equity in May 2009, the Company recognized other expense of $1.0 million related to the change in fair market value of the warrants. The Company recognized other income of $8.7 million related to the change in fair market value of the warrants for the year ended December 31, 2008.

There were 12,695,718 shares subject to warrants at a weighted average exercise price of $0.45 at December 31, 2009 and December 31, 2008.

The following table summarizes information about warrants outstanding at December 31, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	2.75
$1.25	105,000	3.42
$1.73	200,000	3.24
$1.92	78,125	3.24
$3.52	12,784	0.60
$4.00	30,000	3.13
	12,695,718

As of December 31, 2009, the Company had reserved 12,695,718 shares of common stock for the exercise of outstanding warrants.

12. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  At both December 31, 2009 and 2008, one customer accounted for 11% of gross accounts receivable.

One customer accounted for 11% of the Company’s revenue in 2009 and 15% in 2008.  Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

Subsequent to the end of the year, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. These services accounted for approximately 17% of the Company’s revenues in 2009.

The Company relies on primarily one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

13. Commitments and contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.7 million and $1.8 million for the years ended December 31, 2009 and 2008.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2010	$1,375,995	$776,669
2011	1,240,014	357,504
2012	1,278,394	85,443
2013	252,920	14,139
Total minimum lease payments	$4,147,323	1,233,755
Less amount representing interest		(128,724)
Present value of minimum lease payments		1,105,031
Less current portion		(683,249)
		$421,782

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

14. Preferred Stock, Common Stock and Dividends

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

Pursuant to the Securities Exchange Agreement the Company entered into on June 30, 2008, all shares of the Series A Stock, which had a stated value of $14.95 million, and accrued dividends of $0.4 million were converted into the debentures issued on June 30, 2008.  See Note 8 – Securities Exchange and Amendment Agreements. As of December 31, 2009, the Company has no shares of preferred stock issued or outstanding.

Pursuant to the terms of a consultant agreement dated July 23, 2008, the Company issued 1.2 million shares of its common stock, valued at $0.5 million, to a consultant in exchange for services during the year ended December 31, 2008.

15. Stock Based Compensation

Stock Option Plan

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 5 million shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 15.5 million shares.

A summary of option activity under the 2005 Plan as of December 31, 2009 and 2008, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	6,206,222	$1.83
Granted	7,940,834	0.08
Exercised	(1,712,095)	0.30
Forfeited or expired	(948,668)	2.53
Outstanding at December 31, 2008	11,486,293	$0.28
Granted	1,148,500	0.07
Exercised	—	—
Forfeited or expired	(1,761,750)	0.16
Outstanding at December 31, 2009	10,873,043	$0.27

The intrinsic value of options exercised was zero for both the years ended December 31, 2009 and 2008.

The options outstanding and currently exercisable by exercise price at December 31, 2009 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.06 to 0.15	10,118,084	8.48	$0.07	4,738,136	7.91	$0.07
$2.55 to 3.50	754,959	5.91	$2.99	678,397	6.22	$2.93
	10,873,043	8.30	$0.27	5,416,533	7.70	$0.43

As of December 31, 2009 and 2008, 5,416,533 and 2,999,335 outstanding options, respectively, were exercisable at an aggregate average exercise price of $0.43 and $0.75, respectively.  The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2009 was less than $0.1 million.

As of December 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $1.2 million, which is expected to be recognized over the next two years on a weighted-average basis.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the years ended December 31, 2009 and 2008, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2009	2008
Selling and marketing	$125,487	$142,065
General and administrative	278,342	1,575,302
Research and development	180,203	181,831
Stock based compensation included in continuing operations	584,032	1,899,198
Stock based compensation in discontinued operations	966,325	878,637
Total stock-based compensation expense related to employee equity awards	$1,550,357	$2,777,835

Stock-based compensation expense in discontinued operations for the year ended December 31, 2009 includes approximately $0.5 million of expense related to accelerated vesting of options held by AVS employees at the time of the sale of that subsidiary (see Note 2 – Discontinued Operations).

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

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009 and 2008 was $0.05 per share and $0.14 per share, respectively.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period:

December 31,
	2009	2008
Expected volatility	90.7% to 114.7%	63.90% to 102.32%
Risk-free interest rate	2.22% to 3.00%	3.05% to 3.90%
Expected dividends	—	—
Expected life (yrs)	5.27 to 6.10	5.85 to 6.10

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

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

16. Income Taxes

The Company did not record a provision for income taxes in the fiscal years ended December 31, 2009 and 2008, as it has experienced net losses from inception through December 31, 2009.

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2009	2008
Expected tax benefit at statutory rate	$(2,740,000)	$(3,290,000)
Effects of permanent differences	630,000	(2,030,000)
State tax	(330,000)	(1,370,000)
Change in valuation allowance	1,780,000	6,690,000
True-up of deferreds	660,000	—
Other	—	—
Tax Provision	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized.  The deferred tax assets and liabilities consist of the following components:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,680,000	15,840,000
Other	1,460,000	2,235,000
	19,140,000	18,075,000
Deferred tax liabilities:
Purchased intangibles, net	(5,340,000)	(6,055,000)
Other	—	—
	(5,340,000)	(6,055,000)
Net deferred tax asset	13,800,000	12,020,000
Less valuation allowance	(13,800,000)	(12,020,000)
	$—	$—

The valuation allowance increased by $1.8 million in 2009 and $6.7 million in 2008. The increase in the valuation allowance of $1.8 million in 2009 is primarily due to the increase in net operating loss carryforwards. The increase in the valuation allowance of $6.7 million in 2008 is primarily due to the increase in net operating loss carryforwards of $4.6 million and the effect of the change in purchased intangibles of $2.1 million.

The Company has federal net operating loss carryforwards, net of section 382 limitations, totaling approximately $46 million that may be offset against future federal income taxes.  If not used, the carryforwards will begin expiring in fiscal 2009.  The Company has net operating loss carryforwards in various states totaling approximately $32 million which expire if not used within statutory periods which vary from state to state.

The use of federal and state net operating loss carryforwards may be limited as a result of certain ownership changes.

The Company reviews whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefits that are more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense.  As of December 31, 2009, our Consolidated Balance Sheet included no accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions.  As of December 31, 2009, we were not under examination by any major tax jurisdiction. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2006 and it is no longer subject to state tax examinations for years prior to 2005. However, due to our net operating loss carryforwards, the statute generally remains open to examination.

17. Related party transactions

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

18. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Revenue	$7,024,192	$6,904,963	$7,165,500	$7,197,270
Income (loss) from continuing operations	$(1,757,967)	$(6,449,200)	$2,035,819	$1,959,584
Loss from discontinued operations	$(499,333)	$(585,553)	$(1,957,412)	$(811,509)
Net income (loss) applicable to common shareholders	$(2,257,300)	$(7,034,753)	$78,407	$1,148,075
Income (loss) per common share – basic and diluted
Continuing operations	$(0.05)	$(0.20)	$0.06	$0.06
Discontinued operations	$(0.02)	$(0.02)	$(0.06)	$(0.02)
Net loss	$(0.07)	$(0.22)	$(0.00)	$0.04

Year ended December 31, 2008
Revenue	$6,248,858	$6,352,520	$6,786,712	$6,705,461
Income (loss) from continuing operations	$(5,806,656)	$5,987,079	$(56,122)	$(6,175,193)
Loss from discontinued operations	$(803,494)	$(1,558,789)	$(563,376)	$(707,084)
Net income (loss) applicable to common shareholders	$(9,164,393)	$3,804,530	$(619,498)	$(6,882,272)
Income (loss) per common share – basic and diluted
Continuing operations	$(0.36)	$0.21	$(0.00)	$(0.21)
Discontinued operations	$(0.03)	$(0.06)	$(0.02)	$(0.01)
Net loss	$(0.39)	$0.15	$(0.02)	$(0.22)

19. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financials statements through the date of issuance of its December 31, 2009 consolidated financial statements. No such events requiring disclosure occurred.