Form 10-Q
period 2010-03-31
Telanetix,Inc
filed 2010-05-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010, 31,768,320 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2010

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$823,741	$493,413
Accounts receivable, net	2,179,339	1,888,393
Inventory	257,057	253,563
Prepaid expenses and other current assets	570,059	465,348
Total current assets	3,830,196	3,100,717
Property and equipment, net	3,578,552	3,733,120
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	12,828,337	13,378,337
Other assets	828,752	870,476
Total assets	$28,110,701	$28,127,514

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,663,601	$1,614,382
Accrued liabilities	3,618,038	3,141,315
Deferred revenue	951,800	897,453
Current portion of capital lease obligations	626,225	683,249
Beneficial conversion feature liabilities	8,301,804	4,052,071
Total current liabilities	15,161,468	10,388,470
Non-current liabilities
Accrued Interest	2,586,486	2,477,021
Deferred revenue, net of current portion	282,695	264,271
Capital lease obligations, net of current portion	395,913	421,782
Convertible debentures	19,136,866	18,518,487
Total non-current liabilities	22,401,960	21,681,561
Total liabilities	37,563,428	32,070,031
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 300,000,000 shares;
Issued and outstanding: 31,768,320 at March 31, 2010 and December 31, 2009	3,177	3,177
Additional paid in capital	35,066,118	34,848,164
Warrants	1,551,802	1,551,802
Accumulated deficit	(46,073,824)	(40,345,660)
Total stockholders' deficit	(9,452,727)	(3,942,517)
Total liabilities and stockholders' deficit	$28,110,701	$28,127,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues	$7,660,697	$7,024,192

Cost of revenues	3,181,258	3,126,771

Gross profit	4,479,439	3,897,421

Operating expenses
Selling and marketing	1,576,323	1,465,855
General and administrative	1,961,865	2,099,670
Research, development and engineering	739,319	763,758
Depreciation	143,541	242,888
Amortization of purchased intangibles	550,000	550,000
Total operating expenses	4,971,048	5,122,171

Operating loss	(491,609)	(1,224,750)

Other income (expense)
Interest income	64	153
Interest expense	(788,499)	(1,438,742)
Change in fair market value of warrant and beneficial conversion feature liabilities	(4,249,733)	905,372
Total other income (expense)	(5,038,168)	(533,217)

Loss from continuing operations	(5,529,777)	(1,757,967)

Loss from discontinued operations	(198,387)	(499,333)

Net loss	$(5,728,164)	$(2,257,300)

Net loss per share - basic and diluted:
Continuing operations	$(0.17)	$(0.05)
Discontinued operations	(0.01)	(0.02)
Net loss per share	$(0.18)	$(0.07)

Weighted average shares outstanding - basic and diluted	31,768,320	31,162,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,728,164)	$(2,257,300)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(54,347)	151,107
Depreciation	439,328	501,222
Loss from discontinued operations	198,387	499,333
(Gain) loss on disposal of fixed assets	(7,565)	2,383
Amortization of deferred financing costs	28,742	28,742
Amortization of intangible assets	550,000	550,000
Stock based compensation	145,802	149,311
Amortization of note discounts	618,379	424,858
Change in fair value of warrant and beneficial conversion feature liabilities	4,249,733	(905,372)
Changes in assets and liabilities:
Accounts receivable	(236,599)	(42,074)
Inventory	(3,494)	(40,265)
Prepaid expenses and other assets	(91,729)	(102,777)
Accounts payable and accrued expenses	525,942	720,191
Accrued interest	109,465	946,268
Deferred revenue	72,771	69,576
Net cash provided by operating activities	816,651	695,203

Cash flows from investing activities:
Purchase of property and equipment	(151,817)	(211,935)
Proceeds from disposal of fixed assets	4,787	—
Net cash used by investing activities	(147,030)	(211,935)

Cash flows from financing activities:
Payments on capital leases	(213,058)	(298,668)
Net cash used by financing activities	(213,058)	(298,668)

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	(126,235)	130,660
Net cash used by investing activities of discontinued operations	—	(23,485)
Net cash (used) provided by discontinued operations	(126,235)	107,175

Net increase in cash	330,328	291,775
Cash at beginning of the period	493,413	975,137
Cash at end of the period	$823,741	$1,266,912

Supplemental disclosures of cash flow information:
Interest paid	$31,916	$60,153

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$130,165	$220,218
Common stock issued in connection with acquisitions	$—	$46,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business

Telanetix, Inc. (the “Company”) is an IP communications company, offering a range of communications solutions including hosted IP voice and conferencing products and hosted VoIP solutions to the small-and-medium business marketplace through its Bellevue, Washington-based subsidiary, AccessLine Holdings Inc. ("AccessLine").

Prior to October 27, 2009, the Company also had two additional subsidiaries: AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS").  AVS provided a full range of audio visual solutions to clients and end-users. On October 27, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of AVS to an individual purchaser. The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

As a result of the sale of AVS, and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 condensed consolidated financial statements. See Note 3 – Discontinued Operations.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2010.

Liquidity:

The Company’s cash balance as of March 31, 2010 was $0.8 million.  At that time, it had accounts receivable of $2.2 million and a working capital deficit of $11.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $8.3 million, deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.6 million.  In addition, current liabilities include accrued bonuses of $0.7 million, paid out only if certain minimum cash targets are met. The aforementioned items represent $10.8 million of total current liabilities as of March 31, 2010. The Company does not anticipate being in a positive working capital position in the near future.  However, if it continues to generate revenue and gross profit consistent with the growth it experienced during the three months ended March 31, 2010 and during fiscal 2009, and maintain control of its variable operating expenses, the Company believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least April 1, 2011.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net losses.

Recent Accounting Pronouncements:

In September 2009, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board ("FASB") issued authoritative guidance addressing certain revenue arrangements with multiple deliverables. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s future interim reporting period ending on September 30, 2010. The Company does not expect the adoption this guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. See Note 5 – Fair Value Measurement for a discussion regarding Level 1, 2 and 3 fair-value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operation

On October 27, 2009, the Company entered into a securities purchase agreement pursuant to which it transferred all of the issued and outstanding membership interests of AVS to an individual purchaser.  AVS operated the system integration, design, build-out and installation aspects of the Company’s video solutions business. The purchaser was an employee of AVS. The transfer related solely to the Company’s video integration business, and not the Company’s Digital Presence video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS.  The Company determined that the total amount of consideration it received represented fair value for the membership interests.   The Company completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS, on October 27, 2009. The Company no longer holds any ownership interest in AVS.

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

The Company’s offerings were organized along two product categories: Video Solutions and Voice and Network Solutions, which were considered segments for reporting purposes.  The segments were determined in accordance with how management views and evaluates the Company’s business. The Company’s Video Solutions segment included both telepresence solutions and other supporting audio-visual applications.  As a result of the sale of AVS on October 27, 2009 and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 consolidated financial statements.

As of December 31, 2009, all of the assets and liabilities related to the Video Solutions segment had been disposed of, written off or collected.

The following table summarizes certain operating data for discontinued operations for the three months ended March 31, 2009:

Revenues	$1,535,372
Cost of revenues	(1,140,822)
Other expenses	(893,883)
Loss from discontinued operations	$(499,333)

During the three months ended March 31, 2010, the Company incurred $0.2 million of expenses related to the wind down of its Digital Presence product line.

4. Securities Amendment Agreement

In May 2009, the Company restructured the terms of its outstanding debentures issued in June 2008, August 2008 and December 2008 (collectively, the  "PIPE Debentures") and all of the Company’s outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 (collectively, the "PIPE Warrants") pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement"). See Note 6 – Convertible Debentures.

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

5. Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its debentures.

At March 31, 2010, the Company recorded a liability related to the beneficial conversion feature of its debentures (See Note 6 – Convertible Debentures) at its fair market value of $8.3 million utilizing unobservable inputs (Level 3).  The change in fair market value of the beneficial conversion feature liability is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The change in the fair market value of the beneficial conversion feature liability as a result of the decrease the conversion price of the PIPE Debentures from $0.40 to $0.30 per the Amendment Agreement (see Note 4 - Securities Amendment Agreement) was recorded as additional debt discount of $4.0 million on May 8, 2009. In addition, as a result of the Amendment Agreement (see Note 4 - Securities Amendment Agreement), the price-based anti-dilution feature of the PIPE Warrants was removed, which eliminates the potential for future price-based dilution from the PIPE Warrants.  Accordingly, the PIPE Warrants, previously reported as a derivative liability, are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The following table provides a reconciliation of the beginning and ending balances of the beneficial conversion feature derivative liability as of March 31, 2010:

Beginning balance January 1, 2010	$4,052,071
Change in fair market value of warrant and beneficial conversion liabilities	4,249,733
Ending balance March 31, 2010	$8,301,804

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company amended its PIPE Debentures in May 2009, it believes that the carrying amount of its PIPE Debentures approximates their fair value as of March 31, 2010.

6. Convertible Debentures

As discussed in Note 4 – Securities Amendment Agreement, in May 2009, the Company restructured the terms of its outstanding PIPE Debentures and all of the Company’s outstanding PIPE Warrants pursuant to the terms of the Amendment Agreement. The following summarizes the terms of the currently outstanding convertible debentures, as amended:

Term. The convertible debentures are due and payable on June 30, 2014.

Interest. When originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

Principal Payment. The principal amount of the convertible debenture, if not paid earlier, is due and payable on June 30, 2014.

Payments of Interest. Interest payments, as amended in May 2009, are due quarterly on January 1, April 1, July 1 and October 1, commencing on October 1, 2011. Interest payments are required to be paid in cash.

Early Redemption. The Company has the right to redeem the convertible debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iii) all liquidated damages and other amounts due in respect of the debenture. To redeem the convertible debentures the Company must meet certain equity conditions. The payment of the convertible debentures would occur on the 10th day following the date the Company gave the holders notice of the Company's intent to redeem the convertible debentures. The Company agreed to honor any notices of conversion received from a holder before the pay off date of the convertible debentures.

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

Covenants. The convertible debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on the Company’s property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions. The convertible debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the convertible debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the convertible debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

Under the terms of the Amendment Agreement in May 2009, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending March 31, 2010, the sum of the three-month adjusted EBITDA of the three months ended December 31, 2009 and the three months ended March 31, 2010 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. The Company was in compliance with all covenants at March 31, 2010.

Security. The convertible debentures the Company issued are secured by all of the Company's assets under the terms of the amended and restated security agreement the Company and its subsidiaries entered into with the holders of the June 2008 debentures. Each of the Company's subsidiaries also entered into guarantees in favor of the investors, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

The unamortized discounts on the convertible debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the convertible debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  The discounts on the convertible debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014. The change in the fair market value of the beneficial conversion feature liability as a result of the decrease of the conversion price of the debentures from $0.40 to $0.30 per the Amendment Agreement was recorded as additional debt discount of $4.0 million on May 8, 2009. See Note 4 – Securities Amendment Agreement.

As discussed above under the caption “interest”, when originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter. The Company has recorded interest expense for the three months ended March 31, 2010, at the effective interest rate of the convertible debentures during that period.

The following table summarizes information relative to the outstanding debentures at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(3,958,075)	(4,190,903)
Detachable warrants discount	(1,984,274)	(2,100,996)
Beneficial conversion feature discount	(4,570,085)	(4,838,914)
Convertible debentures, net of discounts	19,136,866	18,518,487
Less current portion	—	—
Convertible debentures, long term portion	$19,136,866	$18,518,487

The convertible debentures outstanding at March 31, 2010 are due June 30, 2014.

As of March 31, 2010, the Company had reserved 98,831,000 shares of common stock for the conversion of the outstanding PIPE Debentures.

At each reporting period the Company assesses the value of its convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At March 31, 2010 and December 31, 2009, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at March 31, 2010 and December 31, 2009.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At March 31, 2010 and December 31, 2009, the Company recorded beneficial conversion liabilities of $8.3 million and $4.1 million, respectively.  For the three months ended March 31, 2010 and 2009, the Company recognized other expense of $4.2 million and other income of $0.8 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

7. Warrants and Warrant Liabilities

In connection with its various financings through December 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its convertible debentures.

In May 2009, under the terms of the Amendment Agreement (see Note 4 - Securities Amendment Agreement), the holders of the PIPE Warrants were granted the right to exchange their outstanding PIPE Warrants for shares of the Company’s common stock at the rate of 1.063 shares of common stock underlying the PIPE Warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the price-based anti-dilution protection under the PIPE Warrants was eliminated.  Previously the exercise price of the PIPE Warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the PIPE Warrants.  The Amendment Agreement eliminates the potential for future price-based dilution from the PIPE Warrants. Accordingly, the warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 6 – Convertible Debentures, above.  Effective with the reclass of the warrants to equity on May 8, 2009, the Company no longer reports a warrant liability and no longer recognizes other income or expense related to the warrants.  However, at March 31, 2009, the Company recorded warrant liabilities of $0.5 million.  During the three months ended March 31, 2009, the Company recognized other income of $0.1 million related to the change in fair market value of the warrants.

There were 12,695,718 shares subject to warrants at a weighted average exercise price of $0.45 at March 31, 2010 and December 31, 2009.

The following table summarizes information about warrants outstanding at March 31, 2010 and December 31, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	2.75
$1.25	105,000	3.42
$1.73	200,000	3.24
$1.92	78,125	3.24
$3.52	12,784	0.60
$4.00	30,000	3.13
	12,695,718

As of March 31, 2010, the Company had reserved 12,695,718 shares of common stock for the exercise of outstanding warrants.

8. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  One customer accounted for 13% of gross accounts receivable at March 31, 2010. At December 31, 2009, one customer accounted for 11% of gross accounts receivable.

During the three months ended March 31, 2010, no customer accounted for revenues of 10% or more.  However during the three months ended March 31, 2009, one customer accounted for 13% of the Company’s revenue.

During the three months ended March 31, 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 15% of revenue during the three months ended March 31, 2010, as compared to 20% during the three months ended March 31, 2009.

9. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and expires in July 2011.  The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

Litigation

From time to time and in the course of business, the Company may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined.  However, in the opinion of management, there are no legal claims currently pending or threatened against the Company that would be likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

A summary of option activity under the 2005 Plan as of March 31, 2010, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	10,873,043	$0.27
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,500)	1.35
Outstanding at March 31, 2010	10,785,543	$0.27

The options outstanding and currently exercisable by exercise price at March 31, 2010 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.06 to 0.15	10,075,584	8.23	$0.07	5,397,938	7.80	$0.07
$2.55 to 3.50	709,959	5.53	$3.02	633,397	5.85	$2.96
	10,785,543	8.30	$0.27	6,031,335	7.59	$0.38

As of March 31, 2010 and December 31, 2009, 6,031,335 and 5,416,533 outstanding options were exercisable at an aggregate average exercise price of $0.38 and $0.43, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2010 was $0.4 million.

As of March 31, 2010, total compensation cost related to nonvested stock options not yet recognized was $1.0 million, which is expected to be recognized over the next 1.75 years on a weighted-average basis.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2010 and 2009, and its allocation within the Condensed Consolidated Statements of Operations:

	March 31,
	2010	2009
Selling and marketing	$31,246	$31,746
General and administrative	70,255	69,441
Research and development	44,301	48,124
Stock based compensation included in continuing operations	145,802	149,311
Stock based compensation in discontinued operations	72,152	131,030
Total stock-based compensation expense related to employee equity awards	$217,954	$280,341

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.  There were no options granted during either the three months ended March 31, 2010 or March 31, 2009.

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

The Company has the following dilutive common stock equivalents as of March 31, 2010 and 2009, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	March 31,
	2010	2009
Convertible Debentures	98,831,000	74,123,251
Stock Options	10,785,543	11,479,793
Warrants	12,695,718	12,695,718
Total	122,312,261	98,298,762

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this report and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products to text and data collaboration products and services.

Our subsidiary, AccessLine, offers the following hosted VoIP services: Digital Phone Service, SIP Trunking Service and individual phone services.  Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  The service is designed to be easy to install, set-up and use, and at a lower cost than traditional phone service.This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers.  SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones, and can support businesses with hundreds of employees.

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

Our revenues principally consist of: monthly recurring charges, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.

We experienced growth in revenue and gross profit for both the three months ended March 31, 2010 and fiscal 2009. We increased revenue through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  In addition, we continue to increase our gross profit through our sustained progress in optimizing our network configuration.

Prior to October 27, 2009, we had two additional subsidiaries: AVS Installation Limited Liability Company and Union Labor Force One Limited Liability Company (together, "AVS").  AVS provided a full range of audio visual solutions to clients and end-users. On October 27, 2009, we entered into a securities purchase agreement pursuant to which we transferred all of the issued and outstanding membership interests of AVS to an individual purchaser. We did not transfer any assets or intellectual property relating to our Digital Presence product line.

In December 2009, our board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to our Digital Presence product line so that we could focus on growing the business of our AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, we terminated our Digital Presence product line and ceased incurring costs related to its development.

As a result of the sale of AVS, and the termination of the Digital Presence product line, we have reflected the results of their operations as discontinued operations in our condensed consolidated financial statements.

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

Over the past two years we have introduced unique new product offerings such as our Digital Phone Service.  We have also worked aggressively to cut expenses and have significantly reduced our net loss.  2009 was a year of mixed results.  We experienced strong initial traction with our Digital Phone Services.  We also experienced strong growth in our SIP trunking business.  The results of our video segment were disappointing.  In addition, subsequent to the end of the year, we received notice from two of our significant customers that they would be terminating our Legacy service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years. We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. These services accounted for approximately 17% of our revenues in 2009.

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

Results of Operations

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Increase
	2010	2009	Dollars	Percent

Revenues	$7,660,697	$7,024,192	$636,505	9.1%
Cost of revenues	3,181,258	3,126,771	54,487	1.7%
Gross profit	4,479,439	3,897,421	582,018	14.9%
Gross profit percentage	58.5%	55.5%

Net revenues for the three months ended March 31, 2010 were $7.7 million, an increase of $0.6 million, or 9.1%, over the same period in 2009.  The increase in revenues is due to strong growth in our Digital Phone Service products and to increased success in selling SIP Trunking Service through direct and agent channels. We expect revenue growth in Digital Phone Service and SIP Trunking Service to continue to be strong throughout 2010.

The increase in these revenues was partially offset by a decline in our Legacy revenue. During the three months ended March 31, 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 15% of our revenues during the three months ended March 31, 2010, as compared to 20% in the same period in 2009.

Cost of revenues for the three months ended March 31, 2010 were $3.2 million, an increase of $0.1 million, or 1.7%, over the same period in 2009. Cost of revenues increased as a result of the increased revenues, partially offset by several cost saving measures that we began implementing during 2009.

Gross profit for the three months ended March 31, 2010 was $4.5 million, an increase of $0.6 million, or 14.9%, over the same period in 2009.  Gross profit percentage was 58.5% for the three months ended March 31, 2010 as compared to 55.5% in the same period in 2009.  The increase in gross profit is a result of improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates, as well as several cost saving measures that we began implementing during 2009, which more than offset the shift in revenue to our Digital Phone Service and SIP Trunking Service product lines, both of which have somewhat lower margins than our individual services and legacy products. We expect gross profit to be the mid to high 50 percent range throughout 2010.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2010 were $1.6 million, an increase of $0.1 million or 7.5%, over the same period in 2009.  The increase was primarily due to an increase in advertising and sales commission. We anticipate that selling and marketing expenses for 2010 will be higher than those incurred in 2009 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $2.0 million, a decrease of $0.1 million or 6.6%, over the same period in 2009.  The decrease is primarily a result of lower bad debt expense as a result of improved internal processes around our collection efforts during the latter half of 2009.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 31, 2010 were $0.7 million, a decrease of $0.1 million or 3.2%, over the same period in 2009.  These expenses decreased because we capitalized a larger percentage of payroll and related costs that were attributable to the design, coding, and testing of our software developed for internal use in 2010 than we did in the same period in the prior year.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2010 was $0.1 million, a decrease of $0.1 million or 40.9%, over the same period in 2009.  The decrease is primarily attributable to assets becoming fully depreciated in the latter half of 2009, partially offset by additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense in both the three months ended March 31, 2010 and 2009, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $0.8 million, a decrease of $0.7 million or 45.2%, from the same period in 2009.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2010 primarily as a result of the restructure of our convertible debentures as discussed below under the caption “Convertible debentures.” Following the December 2008 amendment, interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter. We recorded interest expense for the three months ended March 31, 2010 and 2009, at the effective interest rate of the convertible debentures during the respective periods.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

We initially recorded the fair value of the warrants issued in connection with our various financings at the issuance dates as a warrant liability because the exercise price of the warrants could be adjusted if we subsequently issued common stock at a lower price and it was possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

The fair value of the then outstanding warrants was estimated at each reporting date.  However, as a result of the Amendment Agreement (see “Convertible Debentures” below), the price-based anti-dilution protection feature of these warrants was removed, which eliminates the potential for future price-based dilution from these warrants.  Accordingly, these warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The change in fair value of warrants during the three months ended March 31, 2009 resulted in non-operating income of $0.1 million.

Additionally, at each reporting period we assess the value of our convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in our own stock. At March 31, 2010 and December 31, 2009, we determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, we bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if we subsequently issue common stock at a lower price and it was deemed possible we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

With the assistance of an independent valuation firm, we calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

At March 31, 2010 and December 31, 2009, we recorded beneficial conversion liabilities of $8.3 million and $4.1 million, respectively, associated with our convertible debentures.  For the three months ended March 31, 2010, we recognized non-operating expense of $4.2 million related to the increase in the beneficial conversion liability which was primarily attributable to an increase in the market price of our common stock at March 31, 2010 as compared to December 31, 2009. For the three months ended March 31, 2009, we recognized non-operating income of $0.8 million related to the decrease in the beneficial conversion liability which was primarily attributable to a decrease in the market price of our common stock at March 31, 2009 as compared to December 31, 2008.

Discontinued Operations

As a result of the sale of AVS in October 2009, and the termination of the Digital Presence product line (see “Recent Developments” above), we have reported our video segment results as discontinued operations in both 2010 and 2009. The $0.2 million of expenses incurred during the three months ended March 31, 2010, relate to the wind down of our Digital Presence product line.  The $0.5 million of expense incurred during the three months ended March 31, 2009, primarily related to operating losses incurred by AVS during that period.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through March 31, 2010. As of December 31, 2009, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our cash balance as of March 31, 2010 was $0.8 million.  At that time, we had accounts receivable of $2.2 million and a working capital deficit of $11.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $8.3 million, deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.6 million.  In addition, current liabilities include accrued bonuses of $0.7 million, paid out only if certain minimum cash targets are met. The aforementioned items represent $10.8 million of total current liabilities as of March 31, 2010. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth during the three months ended March 31, 2010 and during fiscal 2009, and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2011.

Cash generated by continuing operations during the three months ended March 31, 2010 was $0.8 million. This was primarily the result of cash generated from operations of $0.5 million as the net loss from continuing operations of $5.5 million was more than offset by the following non-cash charges:  change in fair value of beneficial conversion liabilities of $4.2 million; amortization of note discounts of $0.6 million; amortization of intangible assets of $0.6 million; depreciation expense of $0.4 million (which includes depreciation expense of $0.3 million in cost of sales); the change in accrued interest of $0.1 million; and stock compensation expense of $0.1 million. The remaining $0.3 million of cash was generated by the change in working capital.

Net cash used by investing activities during the three months ended March 31, 2010 was $0.1 million, which consisted primarily of purchases of property and equipment

Net cash used by financing activities was $0.2 million during the three months ended March 31, 2010, all of which was used for payments on our capital leases.

We do not currently have any unused credit arrangement or open credit facility available to us.  Our outstanding convertible debentures are secured by a lien on all of our assets, and the terms of those convertible debentures restrict our ability to borrow funds and pledge our assets as security for any such borrowing, without the consent of the holders of the our outstanding convertible debentures.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.

In addition, if our cash flows from operations are not sufficient to make interest payments owed on our outstanding convertible debentures in cash in 2011 or if we are unable to make the payments due on our outstanding convertible debentures when they mature in 2014, we would be in default under those securities. If this were to occur, we plan to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the convertible debentures. If we do not pay the convertible debentures in accordance with their terms, the holders of our convertible debentures would be entitled to demand that all amounts due thereunder be immediately paid in cash, and the holders would have the right to demand that we pay 130% of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2010	$1,141,259	$582,291
2011	1,413,246	420,080
2012	1,321,702	90,658
2013	252,920	14,139
Total minimum lease payments	$4,129,127	1,107,168
Less amount representing interest		(85,030)
Present value of minimum lease payments		1,022,138
Less current portion		(626,225)
		$395,913

Convertible Debentures

As of March 31, 2010, the principal balance we owe on our outstanding convertible debentures is $29.6 million, all of which is due June 30, 2014.

In May 2009, we restructured the terms of our outstanding convertible debentures issued in June 2008, August 2008 and December 2008 (collectively, the  "PIPE Debentures") and all of our outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008 (collectively, the "PIPE Warrants") pursuant to the terms of an Amendment Agreement dated May 8, 2009 entered into between the Company and the holders of the outstanding PIPE Debentures and PIPE Warrants (the "Amendment Agreement").

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

In addition, under the terms of the Amendment Agreement, we also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending December 31, 2009, the sum of the three-month adjusted EBITDA of the three months ended September 30 and December 31 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking our net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. We were in compliance with all covenants at March 31, 2010.

Minimum Third Party Network Service Provider Commitments

We have a contract with a third party network service provider that facilitates interconnectivity with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and expires in July 2011.  The cancellation terms are a 90 day written notice prior to the then current term expiring.

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

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements included in "Item 1. Financial Statements” of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-blance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the rules and regulations of the Securities and Exchange Commission, as a smaller reporting company we are not required to provide the information required by this Item..

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2010, our disclosure controls were effective at that "reasonable assurance" level.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Part I. Item 1A—Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.
Date: May 14, 2010	/s/ J. Paul Quinn
J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report