Form 10-Q
period 2010-06-30
Telanetix,Inc
filed 2010-08-11
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or
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

As of August 4, 2010, 282,560,714 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2010

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

June 30, 2010		December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$965,151	$493,413
Accounts receivable, net	1,732,768	1,888,393
Inventory	294,682	253,563
Prepaid expenses and other current assets	996,555	465,348
Total current assets	3,989,156	3,100,717
Property and equipment, net	3,209,496	3,733,120
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	12,278,337	13,378,337
Other assets	790,488	870,476
Total assets	$27,312,341	$28,127,514

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,707,840	$1,614,382
Accrued liabilities	3,677,365	3,141,315
Deferred revenue	982,510	897,453
Current portion of capital lease obligations	533,245	683,249
Beneficial conversion feature liabilities	3,261,423	4,052,071
Total current liabilities	10,162,383	10,388,470
Non-current liabilities
Accrued Interest	2,695,951	2,477,021
Deferred revenue, net of current portion	253,628	264,271
Capital lease obligations, net of current portion	317,525	421,782
Convertible debentures	19,755,244	18,518,487
Total non-current liabilities	23,022,348	21,681,561
Total liabilities	33,184,731	32,070,031
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 300,000,000 shares;
Issued and outstanding: 31,768,320 at June 30, 2010 and December 31, 2009	3,177	3,177
Additional paid in capital	35,282,824	34,848,164
Warrants	1,551,802	1,551,802
Accumulated deficit	(42,710,193)	(40,345,660))
Total stockholders' deficit	(5,872,390))	(3,942,517))
Total liabilities and stockholders' deficit	$27,312,341	$28,127,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$7,285,612	$6,904,963	$14,946,308	$13,929,155

Cost of revenues	3,014,694	2,714,096	6,195,951	5,840,867

Gross profit	4,270,918	4,190,867	8,750,357	8,088,288

Operating expenses
Selling and marketing	1,806,783	1,652,866	3,383,105	3,118,721
General and administrative	1,890,672	2,024,903	3,852,539	4,124,573
Research, development and engineering	694,395	697,703	1,433,713	1,461,461
Depreciation	147,011	227,381	290,552	470,269
Amortization of purchased intangibles	550,000	550,000	1,100,000	1,100,000
Total operating expenses	5,088,861	5,152,853	10,059,909	10,275,024

Operating loss	(817,943)	(961,986)	(1,309,552)	(2,186,736)

Other income (expense)
Interest income	198	76	262	229
Interest expense	(787,656)	(1,051,223)	(1,576,158)	(2,489,965)
Change in fair market value of derivative liabilities	5,040,381	(4,436,067)	790,648	(3,530,695)
Total other income (expense)	4,252,923	(5,487,214)	(785,248)	(6,020,431)

Income (loss) from continuing operations	3,434,980	(6,449,200)	(2,094,800)	(8,207,167)

Loss from discontinued operations	(71,346)	(585,553)	(269,733)	(1,084,886)

Net income (loss)	$3,363,634	$(7,034,753)	$(2,364,533)	$(9,292,053)

Net income (loss) per share – basic and diluted
Continuing operations	$0.11	$(0.20)	$(0.06)	$(0.26)
Discontinued operations	—	(0.02)	(0.01)	(0.04)
Net income (loss) per share	$0.11	$(0.22)	$(0.07)	$(0.30)

Weighted average shares outstanding – basic and diluted	31,768,320	31,366,662	31,768,320	31,265,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,364,533)	$(9,292,053)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(87,187)	(79,557)
Depreciation	882,557	1,017,527
Loss from discontinued operations	269,733	1,084,886
Loss on disposal of fixed assets	165,570	2,218
Amortization of deferred financing costs	57,484	57,483
Amortization of intangible asset	1,100,000	1,100,000
Stock based compensation	291,162	292,913
Amortization of note discounts	1,236,758	957,248
Change in fair value of derivative liabilities	(790,648)	3,530,695
Changes in assets and liabilities:
Accounts receivable	242,812	(107,539)
Inventory	(41,119)	(101,511)
Prepaid expenses and other assets	(508,703)	(59,770)
Accounts payable and accrued expenses	629,508	938,675
Accrued interest	218,930	1,391,126
Deferred revenue	74,414	117,543
Net cash provided by operating activities	1,376,738	849,884

Cash flows from investing activities:
Purchase of property and equipment	(381,490)	(322,962)
Proceeds from disposal of fixed assets	26,503	28,970
Net cash used by investing activities	(354,987)	(293,992)

Cash flows from financing activities:
Payments on capital leases	(423,778)	(576,640)
Net cash used by financing activities	(423,778)	(576,640)

Cash flows from discontinued operations:
Net cash provided (used) by operating activities of discontinued operations	(126,235)	186,842
Net cash used by investing activities of discontinued operations	—	(23,485)
Net cash provided (used) by discontinued operations	(126,235)	163,357

Net increase in cash	471,738	142,609
Cash at beginning of the period	493,413	975,137
Cash at end of the period	$965,151	$1,117,746

Supplemental disclosures of cash flow information:
Interest paid	$62,990	$105,387

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$169,517	$220,218
Common stock issued in connection with acquisitions	$—	$46,406
Warrants reclassed from debt to equity	$—	$1,541,802

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

On July 2, 2010, the Company closed two transactions that recapitalized its outstanding debt evidenced by debentures and generated approximately $2.0 million of cash that will be used for working capital purposes (the “Recapitalization”).  See Note 12 – Subsequent Events.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2010.

Liquidity:

The Company’s cash balance as of June 30, 2010 was $1.0 million.  At that time, it had accounts receivable of $1.7 million and a working capital deficit of $6.2 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $3.3 million, deferred revenue of $1.2 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities include accrued bonuses of $0.8 million. The aforementioned items represent $6.0 million of total current liabilities as of June 30, 2010.

As part of the Recapitalization, the Company received approximately $2.0 million of cash. In addition, the beneficial conversion liabilities of $3.3 million were eliminated and $0.3 million of the accrued bonuses were converted to stock.  See Note 12 – Subsequent Events.

If the Company continues to generate revenue and gross profit consistent with the growth it experienced during the six months ended June 30, 2010 and during fiscal 2009, and maintains control of its variable operating expenses, it believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least June 30, 2011.

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

As of December 31, 2009, all of the assets and liabilities related to the Video Solutions segment had been disposed of, written off or collected.

The following table summarizes certain operating data for discontinued operations for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues	$687,346	$2,222,718
Cost of revenues	(621,908)	(1,762,730)
Other expenses	(650,991)	(1,544,874)
Loss from discontinued operations	$(585,553)	$(1,084,886)

During the three and six months ended June 30, 2010, the Company incurred $0.1 million and $0.3 million, respectively, of expenses related to the wind down of its Digital Presence product line.

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

On July 2, 2010, in connection with the Recapitalization, the Company recapitalized all of the PIPE Debentures and eliminated the PIPE Warrants.  See Note 12 – Subsequent Events.

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

At June 30, 2010, the Company recorded a liability related to the beneficial conversion feature of its debentures (See Note 6 – Convertible Debentures) at its fair market value of $3.3 million utilizing unobservable inputs (Level 3).  The change in fair market value of the beneficial conversion feature liability is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

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

The following table provides a reconciliation of the beginning and ending balances of the beneficial conversion feature derivative liability as of June 30, 2010:

Beginning balance January 1, 2010	$4,052,071
Change in fair market value of derivative liabilities	(790,648)
Ending balance June 30, 2010	$3,261,423

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations. In addition, as the Company amended its PIPE Debentures in May 2009, it believes that the carrying amount of its PIPE Debentures approximates their fair value as of June 30, 2010.

On July 2, 2010, in connection with the Recapitalization, the Company recapitalized all of the PIPE Debentures and eliminated the PIPE Warrants and the beneficial conversion feature derivative liability.  See Note 12 – Subsequent Events.

6. Convertible Debentures

As discussed in Note 4 – Securities Amendment Agreement, in May 2009, the Company restructured the terms of its outstanding PIPE Debentures and all of the Company’s outstanding PIPE Warrants pursuant to the terms of the Amendment Agreement. The following summarizes the terms of the PIPE Debentures, as amended, as in effect prior to the cancellation thereof in connection with the Recapitalization:

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

Under the terms of the Amendment Agreement in May 2009, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending June 30, 2010, the sum of the three-month adjusted EBITDA of the three months ended March 31, 2010 and the three months ended June 30, 2010 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. The Company was in compliance with all covenants at June 30, 2010.

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

As discussed above under the caption “interest”, when originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter. The Company has recorded interest expense for the three months ended June 30, 2010, at the effective interest rate of the convertible debentures during that period.

The following table summarizes information relative to the outstanding debentures at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Convertible debentures	$29,649,300	$29,649,300
Less unamortized discounts:
Original issue discount	(3,725,247)	(4,190,903)
Detachable warrants discount	(1,867,552)	(2,100,996)
Beneficial conversion feature discount	(4,301,257)	(4,838,914)
Convertible debentures, net of discounts	19,755,244	18,518,487
Less current portion	—	—
Convertible debentures, long term portion	$19,755,244	$18,518,487

The convertible debentures outstanding at June 30, 2010 would have been due on June 30, 2014. However, on July 2, 2010, the Company closed two transactions that recapitalized all of its outstanding debt.  See Note 12 – Subsequent Events.

As of June 30, 2010, the Company had reserved 98,831,000 shares of common stock for the conversion of the outstanding PIPE Debentures.

At each reporting period the Company assesses the value of its convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At June 30, 2010 and December 31, 2009, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at June 30, 2010 and December 31, 2009.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At June 30, 2010 and December 31, 2009, the Company recorded beneficial conversion liabilities of $3.3 million and $4.1 million, respectively.  For the three months ended June 30, 2010 and 2009, the Company recognized other income of $5.0 million and other expense of $3.4 million, respectively, related to the change in fair market value of the beneficial conversion liabilities. For the six months ended June 30, 2010 and 2009, the Company recognized other income of $0.8 million and other expense of $2.6 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

On July 2, 2010, in connection with the Recapitalization, the Company recapitalized all of its outstanding convertible debentures and eliminated the beneficial conversion feature derivative liability.  See Note 12 – Subsequent Events.

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

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 6 – Convertible Debentures, above.  Effective with the reclass of the warrants to equity on May 8, 2009, the Company no longer reports a warrant liability and no longer recognizes other income or expense related to the warrants.  During the three and six months ended June 30, 2009, the Company recognized other expense of $1.1 million and $1.0 million, respectively, related to the change in fair market value of the warrants.

There were 12,695,718 shares subject to warrants at a weighted average exercise price of $0.45 at June 30, 2010 and December 31, 2009.

The following table summarizes information about warrants outstanding at June 30, 2010 and December 31, 2009:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	12,269,809	2.26
$1.25	105,000	2.92
$1.73	200,000	2.74
$1.92	78,125	2.74
$3.52	12,784	0.11
$4.00	30,000	2.63
	12,695,718

As of June 30, 2010, the Company had reserved 12,695,718 shares of common stock for the exercise of outstanding warrants.

On July 2, 2010, in connection with the Recapitalization, the Company recapitalized all of the PIPE Debentures and eliminated the above warrants.  See Note 12 – Subsequent Events.

8. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  One customer accounted for 16% of gross accounts receivable at June 30, 2010. At December 31, 2009, one customer accounted for 11% of gross accounts receivable.

During the three and six months ended June 30, 2010, no customer accounted for revenues of 10% or more.  However during the three and six months ended June 30, 2009, one customer accounted for 12% of the Company’s revenue.

During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 9% and 12% of revenue during the three and six months ended June 30, 2010, as compared to 19% during both the three and six months ended June 30, 2009.

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

A summary of option activity under the 2005 Plan as of June 30, 2010, and changes during the six months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	10,873,043	$0.27
Granted	—	—
Exercised	—	—
Forfeited or expired	(337,500)	0.42
Outstanding at June 30, 2010	10,535,543	$0.27

The options outstanding and currently exercisable by exercise price at June 30, 2010 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.06 to 0.15	9,825,584	7.96	$0.07	5,968,053	7.64	$0.07
$2.55 to 3.50	709,959	5.28	$3.02	709,959	5.28	$3.02
	10,535,543	7.78	$0.27	6,678,012	7.39	$0.39

As of June 30, 2010 and December 31, 2009, 6,678,012 and 5,416,533 outstanding options were exercisable at an aggregate average exercise price of $0.39 and $0.43, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2010 was less than $0.1 million.

As of June 30, 2010, total compensation cost related to nonvested stock options not yet recognized was $0.9 million, which is expected to be recognized over the next 1.54 years on a weighted-average basis.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three months ended June 30, 2010 and 2009, and its allocation within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Selling and marketing	$31,246	$31,249	$62,492	$62,995
General and administrative	69,813	68,957	140,068	138,398
Research and development	44,301	43,396	88,602	91,520
Stock based compensation included in continuing operations	145,360	143,602	291,162	292,913
Stock based compensation in discontinued operations	71,346	132,673	143,498	263,703
Total stock-based compensation expense related to employee equity awards	$216,706	$276,275	$434,660	$556,616

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.  There were no options granted during the six months ended June 30, 2010 and 105,000 options were granted during the six months ended June 30, 2009.

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

The Company has the following dilutive common stock equivalents as of June 30, 2010 and 2009, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	June 30,
	2010	2009
Convertible Debentures	98,831,000	98,831,000
Stock Options	10,535,543	9,922,543
Warrants	12,695,718	12,695,718
Total	122,062,261	121,449,261

12. Subsequent Event

On July 2, 2010, the Company closed two transactions that recapitalized its outstanding debt evidenced by debentures and generated approximately $2.0 million of cash that it will use for working capital purposes.

Debenture Repurchase

On June 30, 2010, the Company entered into a securities purchase agreement with the holders of its outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, the Company repurchased all of its outstanding debentures in exchange for payment of $7.5 million in cash, the holders of the Company’s debentures exchanged all outstanding warrants they held for shares of its common stock and the Company issued to such holders an additional number of shares of its common stock, such that the holders collectively beneficially owned approximately 16.6 million shares of its common stock immediately following the completion of the transactions contemplated by the agreement. The Company paid the $7.5 million from the proceeds of its senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company currently has $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.  Upon completion of the rights offering described below, the Company expects that $3 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or converted into shares of its common stock, which would leave the Company with approximately $7.5 million of senior secured notes outstanding.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company agreed to issue to Hale $10.5 million of senior secured notes, which it refers to as the "2010 notes" in this report, and 287,501,703 unregistered shares of its common stock. The Company issued the 2010 notes and 225,492,765 shares of its common stock to Hale at the closing of the transactions contemplated by the Hale Securities Purchase Agreement on July 2, 2010. The Company will issue the balance of the shares of common stock it agreed to issue following an amendment to its certificate of incorporation to increase its authorized capital stock to permit such issuance. A summary of the material terms of the 2010 notes is set forth below.

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering. In connection with the rights offering, depending on the amount of capital it raises, the Company and Hale agreed that the Company would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of the Company’s common stock. See "Rights Offering," below.

The Company agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale's investment, including:

Most Favored Nation.  For so long as the 2010 notes are outstanding and until Hale ceases to own ten percent of the Company’s outstanding common stock, if the Company (i) issues debt on terms that are more favorable than the terms of the 2010 notes, or (ii) issues common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 notes and/or the Hale Securities Purchase Agreement shall automatically be amended such that Hale receives the benefit of the more favorable terms.

Right of First Refusal. For so long as the 2010 notes are outstanding and until Hale ceases to own ten percent of the Company’s outstanding common stock, Hale shall have a right of first refusal on any subsequent placement that the Company makes of common stock or common stock equivalents or any securities convertible into or exchangeable or exercisable for shares of its common stock.

Fundamental Transactions.  For so long as the 2010 notes are outstanding and thereafter for as long as any of the Hale purchasers continue to own 20% of the common stock that they purchased under the Hale Securities Purchase Agreement, the Company cannot effect a transaction in which it consolidates or merges with another entity, conveys all or substantially all of its assets, permit another person or group to acquire more than 50% of its voting stock, or reorganize or reclassify its common stock without the consent of a majority in interest of the Hale purchasers. Additionally, the Company cannot effect such a transaction without obtaining the foregoing requisite consent if such transaction would trigger the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involve the issuance of any equity securities or the incurrence of debt at a price that is less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

Post Closing Adjustment Shares.  If at anytime prior to the July 2, 2012, the Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which it agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The registration rights agreement contains penalty provisions in the event that the Company fails to file a registration statement before September 29, 2010, secure the effectiveness of the registration statement by November 28, 2010, or fails to maintain the effectiveness of the registration statement until the shares issued to Hale are sold or can be sold under Rule 144 without volume restrictions.  In addition to other remedies, in the event of any such breach, Hale shall be entitled to liquidated damages in the amount of 1% of the purchase price for the shares to be registered in such registration statement on the first day of each such default and each thirtieth day thereafter, pro rated for a period that is less than 30 days.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement, on July 2, 2010, the Company received gross proceeds of $10.5 million.  The Company incurred, or expects to incur, expenses of approximately $1.0 million in connection with the transactions contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.5 million.  The Company used $7.5 million of these proceeds to repurchase its outstanding debentures and will use the remaining $2.0 million for working capital purposes, including advertising and distribution programs for its Digital Phone Service products.

Merriman Curhan Ford acted as the Company’s financial advisor in the transaction and was paid a fee of $682,500 in connection with transaction, $90,000 of which was in the form of a pre-payment.  The Company also issued to Merriman Curhan Ford warrants to purchase 2,336,431 shares of its common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

After giving effect to the shares the Company issued to the holders of its previously outstanding debentures and to the shares issued at the closing of the senior secured note private placement, the Company has approximately 282,780,032 shares of common stock outstanding. The Company will issue approximately 62 million additional shares of common stock to Hale following an amendment to its certificate of incorporation to increase its authorized capital stock.  After giving effect to all of these transactions, and before the completion of the rights offering, Hale will own approximately 83% of the Company’s outstanding common stock, the holders of the Company’s previously outstanding debentures will own approximately 5% of its outstanding common stock and the other stockholders will own approximately 12% of its outstanding common stock.

The 2010 Notes

The following summarizes the terms of the 2010 notes:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company has the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for the 11 months thereafter, principal payments of $200,000 per month are due on the last day of each month.  Thereafter, the Company is required to pay principal in a monthly amount equal to the sum of (a) $316,667 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

Early Redemption.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company has the right to redeem up to $3 million of the 2010 notes prior to maturity.  See "Rights Offering," below.

No Conversion Rights.  The 2010 notes are not convertible other than in connection with the rights offering.  See "Rights Offering," below.

Security.  The 2010 notes are secured by all of the Company’s assets under the terms of a pledge and security agreement that the Company and its subsidiaries entered into with Hale.  Each of the Company’s subsidiaries also entered into guarantees in favor of Hale, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the 2010 notes and related agreements.

Covenants.  The 2010 notes impose certain covenants on the Company, including: restrictions against incurring additional indebtedness, creating any liens on our property, entering into a change in control transaction, redeeming or paying dividends on shares of its outstanding common stock, entering into certain related party transactions, changing the nature of its business, making or investing in a joint venture, disposing of any of its assets outside of the ordinary course of business, effecting any subsequent offering of debt or equity, amending its articles of incorporation or bylaws, limiting its ability to enter into lease arrangements.

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which are not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale's security documents to be binding and enforceable, and casualty loss of any of the Company’s assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, the Company may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

Change of Control.  The Company is required to obtain the consent of the holders of the 2010 notes representing at least a majority of the aggregate principal amount of the 2010 notes then outstanding in order to enter into a change of control transaction. If such consent is obtained, the holders of the 2010 notes may require the Company to redeem all or any portion of such notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with its employees who had earned compensation under its senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of the Company’s common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed. In the aggregate, the Company paid $147,230 in cash and issued 8,918,421 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Rights Offering

On July 7, 2010, the Company announced a $3.0 million common stock rights offering under the terms of which it will distribute, at no charge to the holders of its common stock, non-transferable rights to purchase up to an aggregate of 77,881,620 shares of its common stock at a subscription price of approximately $0.03852 per share. The Company is currently in the process of drafting a registration statement to be filed with the SEC and a prospectus to be distributed to stockholders of record as of the record date. Each whole subscription right will entitle a holder to purchase one share of the Company’s common stock at the subscription price of approximately $0.03852 per share.

Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of $3.0 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3.0 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of the Company’s common stock at an exchange price equal to the subscription price of approximately $0.03852 per share.  In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the notes redeemed or otherwise exchanged for shares of common stock in connection with the rights offering.

Proforma Capitalization Table

The following table shows the Company’s historical consolidated capitalization at June 30, 2010, its pro forma consolidated capitalization at June 30, 2010 giving effect to (i) the repurchase of its outstanding debentures in the principal amount of $29.6 million, (ii) the issuance of the 2010 notes and 287,501,703 unregistered shares of its common stock to Hale, (iii) the issuance of 8,918,421 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation and (iv) the sale of  77,881,620 shares in the proposed rights offering at the subscription price of approximately $0.03852 per share and the receipt of net proceeds of $2.8 million from the rights offering after deducting estimated offering expenses in the amount of $0.2 million.

The value assigned by management to the issuance of the 2010 notes and the 287,501,703 unregistered shares of its common stock issued to Hale were calculated based on management’s estimate of their relative fair value, which values are subject to change based on an independent valuation. This allocation may change materially upon finalization of the independent valuation.

	As of June 30, 2010
	Actual	Pro Forma as Adjusted
	(Unaudited)
Cash	$965,151	$2,917,651

Total liabilities, excluding debt	$13,429,487	$7,472,112

Debt	$19,755,244	$3,086,351

Common stock, $.0001 par value; Authorized: 300,000,000 shares; Issued and outstanding: 31,768,320 at June 30, 2010	3,177	42,245
Additional paid in capital	35,282,824	46,300,452
Warrants	1,551,802	84,251
Accumulated deficit	(42,710,193)	(27,581,899)
Total stockholders' equity (deficit)	(5,872,390)	18,845,049
Total liabilities and stockholders' equity (deficit)	$27,312,341	$29,403,512

Tax Impact of the Recapitalization

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $46 million, some of which, if not utilized, will begin expiring in 2010.  The Company’s ability to utilize the net operating loss carryforwards is dependent upon generating taxable income.  The Company has recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company has not yet determined whether the recently completed Recapitalization in which it issued the 2010 notes and shares of common stock constitutes an ownership change resulting in limitations on its ability to use its net operating loss carryforwards. If an ownership change is deemed to have occurred as a result of the transactions completed in the Company’s recently completed Recapitalization, utilization of this asset could be significantly reduced.

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

We experienced growth in revenue and gross profit for both the six months ended June 30, 2010 and fiscal 2009. We increased revenue through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  In addition, we continue to increase our gross profit through our sustained progress in optimizing our network configuration.

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

During 2010 our focus has been on driving our core business of next generation VOIP services.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.

If our AccessLine division can continue to generate revenue and gross profit consistent with our growth in 2009 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt described below, will be sufficient to finance our operations through at least the next 12 months. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See "Liquidity and Capital Resources" below.

Recent Financings

On July 2, 2010, we closed two transactions that recapitalized our outstanding debt evidenced by debentures and generated approximately $2.0 million of cash that we will use for working capital purposes.

Debenture Repurchase

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash, the holders of our debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively beneficially owned approximately 16.6 million shares of our common stock immediately following the completion of the transactions contemplated by the agreement. We paid the $7.5 million from the proceeds of our senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we currently have $10.5 million of senior secured notes outstanding and all of our previously issued debentures, which had a principal amount of $29.6 million, were cancelled.  Upon completion of the rights offering described below, we expect that $3 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or converted into shares of our common stock, which would leave us with approximately $7.5 million of senior secured notes outstanding.

Senior Secured Note Private Placement

On June 30, 2010, we entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, we agreed to issue to Hale $10.5 million of senior secured notes, which we refer to as the "2010 notes" in this report, and 287,501,703 unregistered shares of our common stock. We issued the 2010 notes and 225,492,765 shares of common stock to Hale at the closing of the transactions contemplated by the Hale Securities Purchase Agreement on July 2, 2010. We will issue the balance of the shares of common stock we agreed to issue following an amendment to our certificate of incorporation to increase our authorized capital stock to permit such issuance. A summary of the material terms of the 2010 notes is set forth below.

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering. In connection with the rights offering, depending on the amount of capital it raises, we and Hale agreed that we would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of our common stock. See "Rights Offering," below.

We agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale's investment, including:

Most Favored Nation.  For so long as the 2010 notes are outstanding and until Hale ceases to own ten percent of our outstanding common stock, if we (i) issue debt on terms that are more favorable than the terms of the 2010 notes, or (ii) issue common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 notes and/or the Hale Securities Purchase Agreement shall automatically be amended such that Hale receives the benefit of the more favorable terms.

Right of First Refusal. For so long as the 2010 notes are outstanding and until Hale ceases to own ten percent of our outstanding common stock, Hale shall have a right of first refusal on any subsequent placement that we make of common stock or common stock equivalents or any securities convertible into or exchangeable or exercisable for shares of our common stock.

Fundamental Transactions.  For so long as the 2010 notes are outstanding and thereafter for as long as any of the Hale purchasers continue to own 20% of the common stock that they purchased under the Hale Securities Purchase Agreement, we cannot effect a transaction in which we consolidate or merge with another entity, convey all or substantially all of our assets, permit another person or group to acquire more than 50% of our voting stock, or reorganize or reclassify our common stock without the consent of a majority in interest of the Hale purchasers. Additionally, we cannot effect such a transaction without obtaining the foregoing requisite consent if such transaction would trigger the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involve the issuance of any equity securities or the incurrence of debt at a price that is less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

Post Closing Adjustment Shares.  If at anytime prior to the July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The registration rights agreement contains penalty provisions in the event that we fail to file a registration statement before September 29, 2010, secure the effectiveness of the registration statement by November 28, 2010, or fail to maintain the effectiveness of the registration statement until the shares issued to Hale are sold or can be sold under Rule 144 without volume restrictions.  In addition to other remedies, in the event of any such breach, Hale shall be entitled to liquidated damages in the amount of 1% of the purchase price for the shares to be registered in such registration statement on the first day of each such default and each thirtieth day thereafter, pro rated for a period that is less than 30 days.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement we received gross proceeds of $10.5 million.  We incurred, or expect to incur, expenses of approximately $1.0 million in connection with the transactions contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.5 million.  We used $7.5 million of these proceeds to repurchase our outstanding debentures.  We will use the remaining $2.0 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with transaction, $90,000 of which was in the form of a pre-payment.  We also issued to Merriman Curhan Ford warrants to purchase 2,336,431 shares of our common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

After giving effect to the shares we issued to the holders of our previously outstanding debentures and to the shares we issued at the closing of the senior secured note private placement, we have approximately 282,780,032 shares of common stock outstanding. We will issue approximately 62 million additional shares of common stock to Hale following an amendment to our certificate of incorporation to increase our authorized capital stock.  After giving effect to all of these transactions, and before the completion of the rights offering, Hale will own approximately 83% of our outstanding common stock, the holders of our previously outstanding debentures will own approximately 5% of our outstanding common stock and our other stockholders will own approximately 12% of our outstanding common stock.

The 2010 Notes

The following summarizes the terms of the 2010 notes:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for the 11 months thereafter, principal payments of $200,000 per month are due on the last day of each month.  Thereafter, we are required to pay principal in a monthly amount equal to the sum of (a) $316,667 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

Early Redemption.  As discussed in more detail below under the heading entitled, "Rights Offering," we have the right to redeem up to $3 million of the 2010 notes prior to maturity.  See "Rights Offering," below.

No Conversion Rights.  The 2010 notes are not convertible other than in connection with the rights offering.  See "Rights Offering," below.

Security.  The 2010 notes are secured by all of our assets under the terms of a pledge and security agreement that we and our subsidiaries entered into with Hale.  Each of our subsidiaries also entered into guarantees in favor of Hale, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligations under the 2010 notes and related agreements.

Covenants.  The 2010 notes impose certain covenants on us, including: restrictions against incurring additional indebtedness, creating any liens on our property, entering into a change in control transaction, redeeming or paying dividends on shares of our outstanding common stock, entering into certain related party transactions, changing the nature of our business, making or investing in a joint venture, disposing of any of our assets outside of the ordinary course of business, effecting any subsequent offering of debt or equity, amending our articles of incorporation or bylaws, limiting our ability to enter into lease arrangements.

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which are not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale's security documents to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

Change of Control.  We are required to obtain the consent of the holders of the 2010 notes representing at least a majority of the aggregate principal amount of the 2010 notes then outstanding in order to enter into a change of control transaction. If such consent is obtained, the holders of the 2010 notes may require us to redeem all or any portion of such notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of our common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed. In the aggregate, we paid $147,230 in cash and we issued 8,918,421 shares of our common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Rights Offering

On July 7, 2010, we announced a $3.0 million common stock rights offering under the terms of which we will distribute, at no charge to the holders of our common stock, non-transferable rights to purchase up to an aggregate of 77,881,620 shares of our common stock at a subscription price of approximately $0.03852 per share. We are currently in the process of drafting a registration statement to be filed with the SEC and a prospectus to be distributed to stockholders of record as of the record date. Each whole subscription right will entitle a holder to purchase one share of our common stock at the subscription price of approximately $0.03852 per share.

Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of $3.0 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3.0 million, we and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of our common stock at an exchange price equal to the subscription price of approximately $0.03852 per share.  In addition, we agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the notes redeemed or otherwise exchanged for shares of common stock in connection with the rights offering.

Results of Operations

Three and Six months ended June 30, 2010 Compared to Three and Six months ended June 30, 2009

Revenues, Cost of Revenues and Gross Profit

			Increase
	2010	2009	Dollars	Percent
Three Months Ended June 30:
Revenues	$7,285,611	$6,904,963	$380,648	5.5%
Cost of revenues	3,014,693	2,714,096	300,597	11.1%
Gross profit	4,270,918	4,190,867	80,051	1.9%
Gross profit percentage	58.6%	60.7%

Six Months Ended June 30:
Revenues	$14,946,308	$13,929,155	$1,017,153	7.3%
Cost of revenues	6,195,951	5,840,867	355,084	6.1%
Gross profit	8,750,357	8,088,288	662,069	8.2%
Gross profit percentage	58.5%	58.1%

Net revenues for the three months ended June 30, 2010 were $7.3 million, an increase of $0.4 million, or 5.5%, over the same period in 2009.  Net revenues for the six months ended June 30, 2010 were $14.9 million, an increase of $1.0 million, or 7.3%, over the same period in 2009. The increase in revenues in both periods is due to strong growth in our Digital Phone Service products and to increased success in selling SIP Trunking Service through direct and agent channels. We expect revenue growth in Digital Phone Service and SIP Trunking Service to continue to be strong throughout 2010.

The increase in these revenues was partially offset by a decline in our Legacy revenue. During the first quarter of 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 9% and 12% of revenue during the three and six months ended June 30, 2010, as compared to 19% during both the three and six months ended June 30, 2009.

Cost of revenues for the three months ended June 30, 2010 were $3.0 million, an increase of $0.3 million, or 11.1%, over the same period in 2009. Cost of revenues for the six months ended June 30, 2010 were $6.2 million, an increase of $0.4 million, or 6.1%, over the same period in 2009. Cost of revenues increased as a result of the increased revenues, partially offset by several cost saving measures that we began implementing during 2009.

Gross profit for the three months ended June 30, 2010 was $4.3 million, an increase of $0.1 million, or 1.9%, over the same period in 2009.  Gross profit percentage was 58.6% for the three months ended June 30, 2010 as compared to 60.7% in the same period in 2009.  Gross profit for the six months ended June 30, 2010 was $8.8 million, an increase of $0.7 million, or 8.2%, over the same period in 2009.  Gross profit percentage was 58.5% for the six months ended June 30, 2010 as compared to 58.1% in the same period in 2009.

The decrease in gross profit percentage for the three months ended June 30, 2010 as compared to the prior year is due the shift in revenue to our Digital Phone Service and SIP Trunking Service product lines, both of which have somewhat lower margins than our individual services and legacy products (see net revenue discussion above). The shift in revenue occurred primarily in the second quarter, which is reflected in the fact that the gross profit percentage for the six months ended June 30, 2010 is 0.4% points higher than the same period in 2009.

The increase in gross profit dollars is a result of increased revenue and improved purchasing power from network infrastructure providers allowing us to purchase network access at lower rates, as well as several cost saving measures that we began implementing during 2009. We expect gross profit to be the mid to high 50 percent range throughout 2010.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2010 were $1.8 million, an increase of $0.2 million or 9.3%, over the same period in 2009. Selling and marketing expenses for the six months ended June 30, 2010 were $3.4 million, an increase of $0.3 million or 8.5%, over the same period in 2009. The increase in both periods was primarily due to an increase in advertising and sales commission. We anticipate that selling and marketing expenses for 2010 will be higher than those incurred in 2009 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $1.9 million, a decrease of $0.1 million or 6.6%, over the same period in 2009.  General and administrative expenses for the six months ended June 30, 2010 were $3.9 million, a decrease of $0.3 million or 6.6%, over the same period in 2009. The decrease in both periods is primarily a result of lower bad debt expense as a result of improved internal processes around our collection efforts during the latter half of 2009.

Research, Development and Engineering Expenses

Research, development and engineering expenses were $0.7 million for both the three months ended June 30, 2010 and June 30, 2009.  Research, development and engineering expenses for the six months ended June 30, 2010 were $1.4 million, a decrease of $0.1 million or 1.9%, over the same period in 2009. These expenses decreased because we capitalized a larger percentage of payroll and related costs that were attributable to the design, coding, and testing of our software developed for internal use in 2010 than we did in the same period in the prior year.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2010 was $0.1 million, a decrease of $0.1 million or 35.3%, over the same period in 2009. Depreciation expense for the six months ended June 30, 2010 was $0.3 million, a decrease of $0.2 million or 38.2%, over the same period in 2009. The decrease is primarily attributable to assets becoming fully depreciated in the latter half of 2009, partially offset by additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded amortization expense of $0.6 million for both the three months, and $1.1 million for both the six months, ended June 30, 2010 and 2009, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $0.8 million, a decrease of $0.3 million or 25.1%, from the same period in 2009.  Interest expense for the six months ended June 30, 2010 was $1.6 million, a decrease of $0.9 million or 36.7%, from the same period in 2009.

Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2010 primarily as a result of the restructure of our convertible debentures as discussed below under the caption “Convertible debentures.” Following the December 2008 amendment, interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter. We recorded interest expense for the three and six months ended June 30, 2010 and 2009, at the effective interest rate of the convertible debentures during the respective periods.

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

The fair value of the then outstanding warrants was estimated at each reporting date.  However, as a result of the Amendment Agreement (see “Convertible Debentures”, below), the price-based anti-dilution protection feature of these warrants was removed, which eliminates the potential for future price-based dilution from these warrants.  Accordingly, these warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The change in fair value of warrants during the three and six months ended June 30, 2009 resulted in non-operating expense of $1.1 million and $1.0 million, respectively.

Additionally, at each reporting period we assess the value of our convertible debentures that are accounted for as derivative financial instruments indexed to and potentially settled in our own stock. At June 30, 2010 and December 31, 2009, we determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, we bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if we subsequently issue common stock at a lower price and it was deemed possible we could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

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

At June 30, 2010 and December 31, 2009, we recorded beneficial conversion liabilities of $3.3 million and $4.1 million, respectively, associated with our convertible debentures.  For the three and six months ended June 30, 2010, we recognized non-operating income of $5.0 million and $0.8 million, respectively, related to the decrease in the beneficial conversion liability which was primarily attributable to a decrease in the market price of our common stock at June 30, 2010 as compared to December 31, 2009. For the three and six months ended June 30, 2009, we recognized non-operating expense of $3.4 million and $2.6 million, respectively, related to the increase in the beneficial conversion liability which was primarily attributable to an increase in the market price of our common stock at June 30, 2009 as compared to December 31, 2008.

Discontinued Operations

As a result of the sale of AVS in October 2009, and the termination of the Digital Presence product line (see “Recent Developments” above), we have reported our video segment results as discontinued operations in both 2010 and 2009. The $0.1 million and $0.3 million of expenses incurred during the three and six months ended June 30, 2010, respectively, relate to the wind down of our Digital Presence product line.  The $0.6 million and $1.1 million of expense incurred during the three and six months ended June 30, 2009, respectively, primarily related to operating losses incurred by AVS during that period.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2010. As of December 31, 2009, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our cash balance as of June 30, 2010 was $1.0 million.  At that time, we had accounts receivable of $1.7 million and a working capital deficit of $6.2 million. However, current liabilities as of June 30, 2010 included certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: beneficial conversion liabilities of $3.3 million, deferred revenue of $1.2 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities as of June 30, 2010 included accrued bonuses of $0.8 million. The aforementioned items represent $6.0 million of total current liabilities as of June 30, 2010. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth during the six months ended June 30, 2010 and during fiscal 2009, and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2011.

Cash generated by continuing operations during the six months ended June 30, 2010 was $1.4 million. This was primarily the result of cash generated from operations of $1.0 million as the net loss from continuing operations of $2.1 million was more than offset by the following non-cash charges: amortization of note discounts of $1.2 million; amortization of intangible assets of $1.1 million; depreciation expense of $0.9 million (which includes depreciation expense of $0.6 million in cost of sales); stock compensation expense of $0.3 million; the change in accrued interest of $0.2 million; and non-cash loss on disposal of fixed assets of  $0.2 million, partially offset by the change in fair value of beneficial conversion liabilities of $0.8 million. The remaining $0.4 million of cash was generated by the change in working capital.

Net cash used by investing activities during the six months ended June 30, 2010 was $0.4 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.4 million during the six months ended June 30, 2010, all of which was used for payments on our capital leases.

As discussed in "—Recent Financings," above, on July 2, 2010, we received gross proceeds of $10.5 million in exchange for the issuance of the 2010 notes and shares of our common stock.  We incurred, or expect to incur, expenses of approximately $1.0 million in connection with that transaction, resulting in net proceeds of approximately $9.5 million.  We used $7.5 million of such proceeds to repurchase our outstanding debentures in the principal amount of $29.6 million.  We will use the remaining $2.0 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products. Upon completion of the rights offering, we expect that $3.0 million of the $10.5 million of principal amount of 2010 notes will be either redeemed or exchanged for shares of our common stock, which would leave us with approximately $7.5 million of principal amount of indebtedness under the 2010 notes.

We do not currently have any unused credit arrangement or open credit facility available to us.  The 2010 notes are secured by a lien on all of our assets, and the terms of those notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through at least the next 12 months.

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

At June 30, 2010, future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2010	$740,964	$361,813
2011	1,413,246	437,886
2012	1,321,702	102,862
2013	252,920	18,242
Total minimum lease payments	$3,728,832	920,803
Less amount representing interest		(70,033)
Present value of minimum lease payments		850,770
Less current portion		(533,245)
		$317,525

Convertible Debentures

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

In addition, under the terms of the Amendment Agreement, we also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending December 31, 2009, the sum of the three-month adjusted EBITDA of the three months ended September 30 and December 31 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking our net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. We were in compliance with all covenants at June 30, 2010.

As of June 30, 2010, the principal balance we owed on our PIPE Debentures was $29.6 million. The PIPE Debentures outstanding at June 30, 2010 would have been due on June 30, 2014. However, as discussed in "Recent Financings," above, on July 2, 2010, the Company closed two transactions that recapitalized all of the PIPE Debentures.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2010, our disclosure controls were effective at that "reasonable assurance" level.

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

Item 1A. RISK FACTORS

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this prospectus, and the risks we have highlighted in other sections of this prospectus. The risks described below are those which we believe are the material risks we face.  Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations.  As a result, the trading price of our common stock could decline and you may lose part or all of your investment.  Additional risks and uncertainties not presently known to us or not currently believed by us to be material may also impact us.   The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We incurred a net loss of $8.1 million for the year ended December 31, 2009, and $9.7 million for the year ended December 31, 2008.  We have an accumulated deficit of $46.0 million at December 31, 2009.  Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations for at least the next 12 months. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. In addition, the terms of the 2010 notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.  We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our recently completed private placements, in the aggregate, we agreed to issue a total of 312,801,332 shares of our common stock, which includes 62,008,938 shares that we will issue to Hale following the effectiveness of an amendment to our certificate of incorporation to increase our authorized number of shares of common stock. In connection with our acquisition of AccessLine Communications in September 2007, we issued 3,939,565 shares of our common stock, and we have since issued an additional 2,045,662 shares upon the achievement of financial objectives.  Generally, the holders of shares of our common stock acquired in the foregoing transactions will be able to sell such shares in accordance with Rule 144 adopted under the Securities Act of 1933, as amended.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

We currently owe, in the aggregate, $10.5 million in principal on the 2010 notes.  The 2010 notes, all of which are held by one investor and its affiliates, contain covenants that impose significant restrictions on us, including restrictions on our ability to issue debt or equity securities, restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants could result in a default under the 2010 notes, permitting the holder to accelerate the maturity of the 2010 notes and demand repayment in full, which could impair our ability to operate our business or cause us to seek bankruptcy protection.

All of the 2010 notes are held by one investor and its affiliates, and that investor will be able to control any waivers or amendments to the terms of the 2010 notes and exercise rights and remedies with respect to the 2010 notes.

One investor and its affiliates holds all of the 2010 notes.  Under the terms of the purchase agreement entered into in connection with the 2010 notes, certain amendments or waivers must be approved by the holders of a majority of the outstanding principal amount of the 2010 notes.  Consequently, one investor and its affiliates, will have sole authority to approve or not approve any amendment or waiver.  In addition, the one investor and its affiliates will have the sole authority to exercise any rights or remedies available to it under the terms of the 2010 notes.

Our failure to repay the 2010 notes could result in substantial penalties against us, and legal action which could substantially impair our operations.

The 2010 notes accrue interest at a rate equal to the prime rate plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance.  It will be an event of default under the 2010 notes if we are unable to make payments thereunder when and as required. Other events of default under the 2010 notes include: failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which is not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of security documents entered into in connection with the issuance of the 2010 notes to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and earnings before interest, taxes, deprecation and amortization, or EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance of the 2010 notes.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest. If we were unable to repay the default amount when and as required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2009, we had net operating loss carryforwards of approximately $46 million, some of which, if not utilized, will begin expiring in 2010.  Our ability to utilize the net operating loss carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have not yet determined whether our recently completed private placement in which we issued the 2010 notes and shares of common stock constitute an ownership change resulting in limitations on our ability to use our net operating loss carryforwards.  In addition, it is possible that this offering, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes.  In that event, our ability to use our net operating loss carry forwards could be adversely affected.  To the extent our use of net operating loss carry forwards is significantly limited under the rules of Section 382 (as a result of this offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carry forwards, which could result in lower profits.

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of July 16, 2010, we had two patents and one patent pending relating to telecommunications and security.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

The operation of our 911 service may vary depending on the specific location of the customer. In some areas, emergency calls are delivered with the caller's address or callback number.   In other areas the emergency call may be delivered without the caller's address or callback number. In some cases calls may be delivered to a call center that is run by a third-party provider, and the call center operator will coordinate connecting the caller to the appropriate Public Safety Answering Point or emergency services provider and providing the customer's service location and phone number to those local authorities. In late July 2008, the "New and Emerging Technologies 911 Improvement Act of 2008" was enacted.  This law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. We do not know what effect this law will have on our 911 solution at this time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

In May 2005, the FCC required VoIP providers that interconnect with the PSTN to provide E911 service.  On November 7, 2005, the Enforcement Bureau of the FCC issued a notice stating the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005.  In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E911 compliance by November 28, 2005 to discontinue the provision of VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the FCC's rules.  On November 28, 2005, we filed our E911 compliance report.  On March 12, 2007, we received a letter from the Enforcement Bureau requesting that we file an updated E911 Status Report no later than April 11, 2007.  On April 11, 2007, we responded to the FCC and indicated that (i) 95.4% of our VoIP subscribers receive 911 service in full compliance with the FCC's rules, (ii) we do not accept new VoIP customers in areas where it is not possible to provide 911 service in compliance with the FCC rules, (iii) we currently serve only a very small number of existing subscribers in areas where we have not yet deployed a 911 network solution that is fully compliant with the FCC's regulations and were provisioned with new service after November 28, 2005, and (iv) we have procedures in place to ensure that no new subscribers are being provisioned in non-compliant areas.

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

Hale owns a substantial amount of our stock and has the right to appoint a majority of our directors, which ownership and board control gives them significant influence over our business.

Hale currently owns approximately 80% of our outstanding common stock, and following an amendment to our certificate of incorporation to increase our authorized capital, we will issue additional shares of common stock to Hale increasing its ownership to approximately 83% of our outstanding common stock.  Accordingly, Hale has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale's significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.  In addition, Hale has the right to appoint three members to our five member board of directors.

An investment in our company may be diluted in the future as a result of the issuance of additional securities, or the exercise of options or warrants.

To raise additional capital to fund our business plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to current stockholders.  The issuance of additional debt securities would result in increased expenses and could result in covenants that would restrict our operations.  No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all.  If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

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

We have paid no cash dividends on our common stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of the 2010 notes.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of gain for the foreseeable future.

Our common stock is quoted on the OTC Bulletin Board, which may be detrimental to investors.

 Our common stock is currently quoted on the OTC Bulletin Board.  Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.  Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

TELANETIX, INC.

Date: August 11, 2010	By:	/s/ J. Paul Quinn
J. Paul Quinn,
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of senior secured notes issued on July 2, 2010 (1)
10.1	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the holders of debentures identified therein (1)
10.2	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (1)
10.3	Registration Rights agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (1)
10.4	Pledge and Security Agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured notes issued on July 2, 2010 (1)
10.5	Guaranty dated July 2, 2010, issued by the subsidiaries of Telanetix, Inc., a Delaware corporation (1)
10.6	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and Douglas N. Johnson (1)
10.7	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and J. Paul Quinn (1)
10.8	Telanetix, Inc. 2010 Stock Incentive Plan (1)
10.9	Form of Nonqualified Stock Option Agreement issued under the Telanetix, Inc. 2010 Stock Incentive Plan (1)
10.10	Form of Letter Agreement dated July 1, 2010, between Telanetix, Inc., a Delaware corporation, and each of David A. Rane and James R. Everline (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 7, 2010
*	Filed with this report