Form 10-Q
period 2010-09-30
Telanetix,Inc
filed 2010-11-10
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51995
_______________

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

As of November 9, 2010, 344,659,562 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Table of Contest

Telanetix, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

Table of Contest

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Statements in this report that are forward looking statements include statements regarding:

•	expectations concerning our future revenues and operating costs;

•	the timing of any future product launch and expectations concerning customer acceptance or adoption of our products;

•	our ability to successfully obtain a diverse customer base;

•	expected actions by our competitors and the entrance of new competitors;

•	the timing of the introduction of new technologies and their impact on competition;

•	anticipated changes in the regulatory framework in which our industry operates; and

•	anticipated acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions.

The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Table of Contest

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$2,272,480	$493,413
Accounts receivable, net	1,719,468	1,888,393
Inventory	182,819	253,563
Prepaid expenses and other current assets	561,885	465,348
Total current assets	4,736,652	3,100,717
Property and equipment, net	2,967,993	3,733,120
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	11,728,337	13,378,337
Other assets	554,156	870,476
Total assets	$27,032,002	$28,127,514

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,498,201	$1,614,382
Accrued liabilities	2,740,516	3,141,315
Deferred revenue	1,014,169	897,453
Current portion of capital lease obligations	470,660	683,249
Current portion of long-term debt	600,000	-
Beneficial conversion feature liabilities	-	4,052,071
Total current liabilities	6,323,546	10,388,470
Non-current liabilities
Accrued Interest	-	2,477,021
Deferred revenue, net of current portion	263,066	264,271
Capital lease obligations, net of current portion	215,063	421,782
Long-term debt, net of current portion	5,085,063	-
Convertible debentures	-	18,518,487
Total non-current liabilities	5,563,192	21,681,561
Total liabilities	11,886,738	32,070,031
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 600,000,000 shares;
Issued and outstanding: 344,569,652 and 31,768,320 at September 30, 2010 and December 31, 2009, respectively	34,457	3,177
Additional paid in capital	43,519,786	34,848,164
Warrants	56,953	1,551,802
Accumulated deficit	(28,465,932)	(40,345,660)
Total stockholders' equity (deficit)	15,145,264	(3,942,517)
Total liabilities and stockholders' equity (deficit)	$27,032,002	$28,127,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contest

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$6,873,268	$7,165,500	$21,819,576	$21,094,655

Cost of revenues	3,070,391	2,968,096	9,266,342	8,808,963

Gross profit	3,802,877	4,197,404	12,553,234	12,285,692

Operating expenses
Selling and marketing	1,838,702	1,714,966	5,221,806	4,833,687
General and administrative	1,957,668	1,935,171	5,810,206	6,059,744
Research, development and engineering	636,800	680,937	2,070,512	2,142,398
Depreciation	153,152	236,468	443,704	706,737
Amortization of purchased intangibles	550,000	550,000	1,650,000	1,650,000
Total operating expenses	5,136,322	5,117,542	15,196,228	15,392,566

Operating loss	(1,333,445)	(920,138)	(2,642,994)	(3,106,874)

Other income (expense)
Interest income	260	67	523	296
Interest expense	(895,908)	(799,688)	(2,472,069)	(3,289,653)
Gain/(loss) on debt extinguishment	16,510,854	-	16,510,854	-
Change in fair market value of derivative liabilities	-	3,755,578	790,648	224,883
Total other income (expense)	15,615,206	2,955,957	14,829,956	(3,064,474)

Income (loss) from continuing operations before taxes	14,281,761	2,035,819	12,186,962	(6,171,348)

Income tax expense	37,500	-	37,500	-

Income (loss) from continuing operations	14,244,261	2,035,819	12,149,462	(6,171,348)

Loss from discontinued operations	-	(1,957,412)	(269,733)	(3,042,298)

Net income (loss)	$14,244,261	$78,407	$11,879,729	$(9,213,646)

Net income (loss) per share – basic and diluted
Continuing operations	$0.05	$0.06	$0.10	$(0.19)
Discontinued operations	-	(0.06)	-	(0.10)
Net income (loss) per share	$0.05	$(0.00)	$0.10	$(0.29)

Weighted average shares outstanding – basic and diluted	287,687,512	31,667,906	117,701,263	31,265,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contest

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net Income (loss)	$11,879,729	$(9,213,646)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(111,168)	(103,257)
Depreciation	1,328,830	1,527,135
Gain on debt extinguishment	(16,510,854)	-
Loss from discontinued operations	269,733	3,042,298
(Gain) loss on disposal of fixed assets	165,570	2,218
Amortization of deferred financing costs	66,823	86,225
Amortization of intangible assets	1,650,000	1,650,000
Stock based compensation	974,773	825,647
Amortization of note discounts	1,888,228	1,575,627
Non-cash interest expense	211,403	-
Change in fair value of warrant and beneficial conversion feature liabilities	(790,648)	(224,883)
Changes in assets and liabilities:
Accounts receivable	280,093	(26,739)
Inventory	70,744	(135,291)
Prepaid expenses and other assets	(71,862)	(12,713)
Accounts payable and accrued expenses	(173,442)	1,107,971
Accrued interest	218,930	1,500,592
Deferred revenue	115,511	147,515
Deferred compensation	-	(90,547)
Net cash provided by operating activities	1,462,393	1,658,152

Cash flows from investing activities:
Purchase of property and equipment	(586,259)	(411,218)
Proceeds from disposal of fixed assets	26,503	43,750
Net cash used by investing activities	(559,756)	(367,468)

Cash flows from financing activities:
Payments on capital leases	(588,825)	(797,014)
Proceeds from senior secured financing	10,500,000	-
Payments on convertible debenture	(7,500,000)	-
Payments of financing fees	(1,408,510)	-
Net cash used by financing activities	1,002,665	(797,014)

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	(126,235)	(453,108)
Net cash used by investing activities of discontinued operations	-	-
Net used by discontinued operations	(126,235)	(453,108)

Net increase in cash	1,779,067	40,562
Cash at beginning of the period	493,413	975,137
Cash at end of the period	$2,272,480	$1,015,699

Supplemental disclosures of cash flow information:
Interest paid	$86,246	$148,488

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$169,517	$304,528
Common stock issued in connection with acquisitions	$-	$86,571
Warrants reclassed from debt to equity	$-	$1,541,802
Bonuses paid in stock	$490,678	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contest

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Telanetix, Inc. (the "Company") is an IP communications company, offering a range of communications solutions including hosted IP voice and conferencing products and hosted VoIP solutions to the small-and-medium business marketplace through its Bellevue, Washington-based subsidiary, AccessLine Holdings Inc. ("AccessLine").

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

In December 2009, the Company's board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company's Digital Presence videoconferencing product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

As a result of the sale of AVS, and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 condensed consolidated financial statements.  See Note 3—Discontinued Operations.

On July 2, 2010, the Company closed two transactions that recapitalized its outstanding debt evidenced by debentures and generated approximately $1.5 million of cash that will be used for working capital purposes (the "Recapitalization").  See Note 4—Recapitalization.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Table of Contest

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.  Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2010.

Liquidity:

The Company's cash balance as of September 30, 2010 was $2.3 million.  At that time, it had accounts receivable of $1.7 million and a working capital deficit of $1.6 million.  However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.3 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  The aforementioned items represent $2.0 million of total current liabilities as of September 30, 2010.

As part of the Recapitalization, the Company received approximately $1.5 million of cash.  See Note 4—Recapitalization.

If the Company continues to generate revenue and gross profit consistent with the growth it experienced during the nine months ended September 30, 2010 and during fiscal 2009, and maintains control of its variable operating expenses, it believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least September 30, 2011.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year's presentation.  The reclassifications had no effect on previously reported net losses.

Recent Accounting Pronouncements:

In September 2009, the FASB ratified guidance regarding Multiple-Deliverable Revenue Arrangements. When vendor specific objective evidence or third party evidence for deliverables in a multiple-element arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2010, the FASB issued guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  See Note 8—Fair Value Measurement for a discussion regarding Level 1, 2 and 3 fair-value measurements.  The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Table of Contest

3. Discontinued Operation

In October 2009, the Company transferred all of the issued and outstanding membership interests of AVS to an individual purchaser.  AVS operated the system integration, design, build-out and installation aspects of the Company's video solutions business.  The purchaser was an employee of AVS.  The transfer related solely to the Company's video integration business, and not the Company's Digital Presence video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained by AVS.  The Company determined that the total amount of consideration it received represented fair value for the membership interests.  The Company completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS, in October 2009.  The Company no longer holds any ownership interest in AVS.

In December 2009, the Company's board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company's Digital Presence videoconferencing product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

The Company's offerings were organized along two product categories: Video Solutions and Voice and Network Solutions, which were considered segments for reporting purposes.  The segments were determined in accordance with how management views and evaluates the Company's business.  The Company's Video Solutions segment included both telepresence solutions and other supporting audio-visual applications.  As a result of the sale of AVS on October 27, 2009 and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 consolidated financial statements.

As of December 31, 2009, all of the assets and liabilities related to the Video Solutions segment had been disposed of, written off or collected.

The following table summarizes certain operating data for discontinued operations for the three and nine months ended September 30, 2009:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Revenues	$929,424	$3,152,142
Cost of revenues	(845,311)	(2,608,041)
Other expenses	(2,041,525)	(3,586,399)
Loss from discontinued operations	$(1,957,412)	$(3,042,298)

During the three and nine months ended September 30, 2010 there was no expense related to the wind down of the Company’s video telepresence product line.

Table of Contest

4. Recapitalization

On July 2, 2010, the Company closed two transactions that recapitalized its outstanding debt evidenced by debentures and generated approximately $1.5 million of cash that it will use for working capital purposes.

Debenture Repurchase

On June 30, 2010, the Company entered into a securities purchase agreement with the holders of its outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, the Company repurchased all of its outstanding debentures in exchange for payment of $7.5 million in cash, the holders of the Company's debentures exchanged all outstanding warrants they held for shares of the Company's common stock and the Company issued to such holders an additional number of shares of common stock, such that the holders collectively beneficially owned approximately 16.6 million shares of common stock immediately following the completion of the transactions contemplated by the agreement. The Company paid the $7.5 million from the proceeds of its senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company currently has $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.  Upon completion of the rights offering described below, the Company expects that $3 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or exchanged for shares of the Company's common stock, which would leave the Company with approximately $7.5 million of senior secured notes outstanding.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company agreed to issue to Hale $10.5 million of senior secured notes (the "2010 notes"), and 287,501,703 unregistered shares of its common stock.  A summary of the material terms of the 2010 notes is set forth in Note 5—2010 Notes, below.

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering.  In connection with the rights offering, depending on the amount of capital it raises, the Company and Hale agreed that the Company would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of the Company's common stock.  See "Rights Offering," below.

The Company agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale's investment, including:

Most Favored Nation.  For so long as the 2010 notes are outstanding and until Hale ceases to own at least 10% of the Company's outstanding common stock, if the Company (i) issues debt on terms that are more favorable than the terms of the 2010 notes, or (ii) issues common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 notes and/or the Hale Securities Purchase Agreement shall automatically be amended such that Hale receives the benefit of the more favorable terms.

Right of First Refusal.  For so long as the 2010 notes are outstanding and until Hale ceases to own at least ten percent of the Company's outstanding common stock, Hale shall have a right of first refusal on any subsequent placement that the Company makes of common stock or common stock equivalents or any securities convertible into or exchangeable or exercisable for shares of its common stock.

Table of Contest

Fundamental Transactions.  For so long as the 2010 notes are outstanding and thereafter for as long as any of the Hale purchasers continue to own at least 20% of the common stock that they purchased under the Hale Securities Purchase Agreement, the Company cannot effect a transaction in which it consolidates or merges with another entity, conveys all or substantially all of its assets, permit another person or group to acquire more than 50% of its voting stock, or reorganize or reclassify its common stock without the consent of a majority in interest of the Hale purchasers.  Additionally, the Company cannot effect such a transaction without obtaining the foregoing requisite consent if such transaction would trigger the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involve the issuance of any equity securities or the incurrence of debt at a price that is less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

Post Closing Adjustment Shares.  If at any time prior to July 2, 2012, the Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company fails to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement, on July 2, 2010, the Company received gross proceeds of $10.5 million.  The Company incurred, or expects to incur, expenses of approximately $1.5 million in connection with the transactions contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  The Company used $7.5 million of these proceeds to repurchase its outstanding debentures and will use the remaining $1.5 million for working capital purposes, including advertising and distribution programs for its Digital Phone Service products.

Merriman Curhan Ford acted as the Company's financial advisor in the transaction and was paid a fee of $682,500 in connection with the transaction.  The Company also issued to Merriman Curhan Ford warrants to purchase 2,336,431 shares of its common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with its employees who had earned compensation under its senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of the Company's common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed.  In the aggregate, the Company paid $147,230 in cash and issued 8,918,421 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Table of Contest

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which the Company would distribute at no charge to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 77,881,027 shares of common stock at a subscription price of $0.0385202935 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of the Company's common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, we expect the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, we continue to incur losses from operations.  Accordingly, we expect to continue to record a full valuation allowance against our remaining net deferred tax assets until we sustain an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change will result in a California state income tax expense of approximately $225,000.  The impact of this state tax expense will be recorded in the fourth quarter of 2010.

5. The 2010 Notes

In connection with the Recapitalization, on July 2, 2010, the Company issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

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

Table of Contest

Security.  The 2010 notes are secured by all of the Company's assets under the terms of a pledge and security agreement that the Company and its subsidiaries entered into with Hale.  Each of the Company's subsidiaries also entered into guarantees in favor of Hale, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the 2010 notes and related agreements.

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

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which are not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale's security documents to be binding and enforceable, and casualty loss of any of the Company's assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, the Company may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

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

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate of 77,881,027 shares of our common stock at a subscription price of $0.0385202935 per share. Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, we and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, we agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  The discount on the 2010 Notes resulted in a potential beneficial conversion feature on the portion of the notes subject to the rights offering.  The amount of beneficial conversion feature will depend solely on the proceeds from the rights offering and, as a result, could result in a one-time charge to interest expense of $0 to approximately $1.0 million upon completion of the offering.

The following table summarizes information relative to the 2010 Notes at September 30, 2010:

September 30, 2010
Face value of debt	$10,500,000
Plus: accreted interest	211,403
Less: unamortized debt discounts	(5,026,340)
2010 Notes, net of discounts	5,685,063
Less current portion	(600,000)
2010 Notes, long term portion	$5,085,063

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation using relative fair values.

Table of Contest

6. Convertible Debentures

In May 2009, pursuant to the terms of an Amendment Agreement dated May 8, 2009 (the "Amendment Agreement"), the Company restructured the terms of the then-outstanding debentures it issued in June 2008, August 2008 and December 2008 and all of the Company's then-outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008.  In connection with the Recapitalization which occurred on July 2, 2010, the Company repurchased all of the debentures that were subject of the Amendment Agreement and all of the Company's warrants that were subject of the Amendment Agreement were cancelled. See "Debenture Repurchase," below.

The following summarizes the terms of the debentures, as amended, as in effect prior to the repurchase thereof in connection with the Recapitalization:

Term.  The debentures were due and payable on June 30, 2014.

Interest.  When originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  Under the Amendment Agreement, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.

Principal Payment.  The principal amount of the debenture, if not paid earlier, was due and payable on June 30, 2014.

Payments of Interest.  Interest payments, as amended in May 2009, were due quarterly on January 1, April 1, July 1 and October 1, commencing on October 1, 2011.  Interest payments were required to be paid in cash.

Early Redemption.  The Company had the right to redeem the debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iii) all liquidated damages and other amounts due in respect of the debenture.  To redeem the convertible debentures the Company was required to meet certain equity conditions.  The redemption of the debentures would have occurred on the 10th day following the date the Company gave the holders notice of the Company's intent to redeem.  The Company agreed to honor any notices of conversion received from a holder before redemption.

Voluntary Conversion by Holder.  When originally issued, the debentures were convertible at anytime at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection.  The conversion price was reduced to $0.40 with the December 2008 amendment and further reduced to $0.30 under the terms of the Amendment Agreement.

Forced Conversion.  Subject to compliance with certain equity conditions, the Company had the right to force conversion if the volume weighted average price for its common stock exceeded 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.  Any forced conversion was subject to the Company meeting certain equity conditions and was subject to a 4.99% cap on the beneficial ownership of the Company's shares of common stock by the holder and its affiliates following such conversion.

Table of Contest

Covenants.  The convertible debentures imposed certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on the Company's property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of its outstanding common stock, and entering into certain related party transactions.  The convertible debentures defined certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the convertible debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of the Company's common stock, a change in control, failure to be in compliance with Rule 144(c)(1) for more than 20 consecutive days, or more than an aggregate of 45 days in any 12 month period, or if any other conditions exist for such a period of time that the holder is unable to sell the shares issuable upon conversion of the debenture pursuant to Rule 144 without volume or manner of sale restrictions, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the convertible debentures had the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding plus accrued interest and expenses.

Under the terms of the Amendment Agreement, the Company also agreed to add certain covenants to the debentures, including a requirement to maintain at least $300,000 in cash at all times while the debentures were outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending June 30, 2010, the sum of the three-month adjusted EBITDA of the three months ended March 31, 2010 and the three months ended June 30, 2010 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company's net income for the applicable period, and adding to that amount the sum of the following:  (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets.  The Company was in compliance with all covenants at June 30, 2010, the final quarter-end before the debentures were repurchased and cancelled in connection with the Recapitalization.

Security.  The debentures were secured by all of the Company's assets.  Each of the Company's subsidiaries also entered into guarantees, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

The unamortized discounts on the convertible debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the convertible debentures issued in June 2008, and would have been amortized to interest expense through June 30, 2014.  The discounts on the convertible debentures issued in August 2008 and December 2008 would have been amortized to interest expense through June 30, 2014.  The change in the fair market value of the beneficial conversion feature liability as a result of the decrease of the conversion price of the debentures from $0.40 to $0.30 per the Amendment Agreement was recorded as additional debt discount of $4.0 million on May 8, 2009.

As discussed above under the caption "interest", when originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.  The Company has recorded interest expense for the three months ended September 30, 2010, at the effective interest rate of the debentures during that period.

All of the Company's debentures were repurchased and cancelled as of July 2, 2010, and the beneficial conversion feature derivative liability was eliminated.

Table of Contest

The following table summarizes information relative to the outstanding debentures at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Convertible debentures	$-	$29,649,300
Less unamortized discounts:
Original issue discount	-	(4,190,903)
Detachable warrants discount	-	(2,100,996)
Beneficial conversion feature discount	-	(4,838,914)
Convertible debentures, net of discounts	-	18,518,487
Less current portion	-	-
Convertible debentures, long term portion	$-	$18,518,487

For each reporting period that these convertible debentures were outstanding, the Company assessed the value of our convertible debentures which were accounted for as derivative financial instruments indexed to and potentially settled in its own stock.

At December 31, 2009, the Company determined that the beneficial conversion feature in the debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares could be adjusted if the Company subsequently issued common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at December 31, 2009 and through June 30, 2010.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company's ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company's election; (5) forced conversion; (6) holder's restriction on conversion; and (7) a default put.

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

At December 31, 2009, the Company recorded beneficial conversion liabilities of $4.1 million.  For the three months ended September 30, 2009, the Company recognized other income of $3.8 million related to the change in fair market value of the beneficial conversion liabilities.  For the nine months ended September 30, 2010 and 2009, the Company recognized other income of $0.8 million and other expense of $1.2 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

7. Warrants and Warrant Liabilities

In connection with its various financings through December 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its convertible debentures.  The Company issued such warrants in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008.  In May 2009, the Company restructured the terms of the then-outstanding debentures and all of the Company's then-outstanding warrants issued in connection with the debentures pursuant to the terms of the Amendment Agreement.  In connection with the Recapitalization, the Company repurchased all of its then-outstanding debentures and cancelled substantially all of its then-outstanding warrants. See Note 6—Convertible Debentures.

Table of Contest

Under the terms of the Amendment Agreement, the holders of the then-outstanding warrants were granted the right to exchange their warrants for shares of the Company's common stock at the rate of 1.063 shares of common stock underlying the warrants for one share of common stock, subject to adjustment for stock splits and dividends.  In exchange, the price-based anti-dilution protection under the warrants was eliminated.  Previously the exercise price of the warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the warrants.  The Amendment Agreement eliminated the potential for future price-based dilution from the warrants, and accordingly, the warrants were no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 6—Convertible Debentures.  Effective with the reclassification of the warrants to equity on May 8, 2009, the Company no longer reports a warrant liability and no longer recognizes other income or expense related to the warrants.  During the three and nine months ended September 30, 2009, the Company recognized other expense of $0.0 million and $1.0 million, respectively, related to the change in fair market value of the warrants.

On July 2, 2010, in connection with the Recapitalization, the Company eliminated all of the warrants it issued in connection with debentures and none of those warrants were outstanding as of September 30, 2010.  See Note 6—Convertible Debentures.

At September 30, 2010 and December 31, 2009, 2,749,556 and 12,695,718 shares, respectively, were subject to outstanding warrants at a weighted average exercise price of $0.30 and $0.45, respectively.  The following table summarizes information about warrants outstanding at September 30, 2010.

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.03852	2,336,431	2.26
$1.25	105,000	2.67
$1.73	200,000	2.49
$1.92	78,125	2.49
$4.00	30,000	2.38
	2,749,556

8. Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:  (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.  This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company measures certain financial assets and liabilities at fair value including the 2010 Securities Purchase Agreement.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Table of Contest

On July 2, 2010, in connection with the Recapitalization, the Company repurchased all of its then-outstanding debentures and converted all of its then-outstanding warrants that were issued in connection with such debentures. As a result, the Company eliminated the beneficial conversion feature derivative liability. Prior to the Recapitalization the Company recorded a liability related beneficial conversion feature, which was revalued at fair value at the end of each quarter with the gain or loss being recognized in the consolidated statement of operations. See Note 6—Convertible Debentures.

The following table provides a reconciliation of the beginning and ending balances of the beneficial conversion feature derivative liability as of September 30, 2010:

Beginning balance January 1, 2010	$4,052,071
Change in fair market value of derivative liabilities	(790,648)
Elimination due to Recapitalization	(3,261,423)
Ending balance September 30, 2010	$-

9. Business Risks and Credit Concentration

The Company's cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company's credit loss experience will remain at or near historic levels.  One customer accounted for 12% of gross accounts receivable at September 30, 2010.  At December 31, 2009, one customer accounted for 11% of gross accounts receivable.

During the three and nine months ended September 30, 2010, no customer accounted for revenues of 10% or more.  However during the three and nine months ended September 30, 2009, one customer accounted for 11% and 12%, respectively of the Company's revenue.

During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010.  This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  Revenue received from these customers accounted for approximately 2% and 9% of revenue during the three and nine months ended September 30, 2010, respectively, as compared to 16% and 18% of revenue during the three and nine months ended September 30, 2009, respectively.

10. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Table of Contest

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

11. Stock Based Compensation

Equity Incentive Plans

    The Company maintains two equity incentive plans: the 2005 Equity Incentive Plan (the "2005 Plan") and the 2010 Stock Incentive Plan (the "2010 Plan").

    The 2005 Plan, which was approved by the Company's stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company's employees for up to 5 million shares of common stock.  On December 11, 2008, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 15.5 million shares.

Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

    The 2010 Plan, which was approved by the Company's stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate up to 89,189,859 shares of the Company's common stock to the Company's employees, directors or consultants.    As of September 30, 2010, no awards have been granted under the 2010 Plan.

A summary of option activity under the 2005 Plan as of September 30, 2010, and changes during the nine months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	10,873,043	$0.19
Granted	-	-
Exercised	-	-
Forfeited or expired	(721,973)	0.24
Outstanding at September 30, 2010	10,151,070	$0.19

Table of Contest

The options outstanding and currently exercisable by exercise price at September 30, 2010 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.06 to 0.10	9,411,111	7.30	$0.07	8,578,937	7.16	$0.07
$0.11 to 2.55	564,959	8.85	$1.10	553,234	8.87	$1.30
$3.50 to 3.50	175,000	7.75	$3.50	175,000	7.75	$3.50
	10,151,070	7.39	$0.19	9,307,171	7.28	$0.20

As of September 30, 2010 and December 31, 2009, 9,307,171 and 5,416,533 outstanding options were exercisable at an aggregate average exercise price of $0.20 and $0.43, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2010 was less than $0.1 million.

As of September 30, 2010, total compensation cost related to nonvested stock options not yet recognized was $0.2 million, which is expected to be recognized over the next 1.37 years on a weighted-average basis.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three months ended September 30, 2010 and 2009, and its allocation within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Selling and marketing	$148,458	$31,246	$210,950	$93,741
General and administrative	407,964	68,948	548,032	207,346
Research and development	127,189	43,391	215,791	134,911
Stock based compensation included in continuing operations	683,611	143,585	974,773	435,998
Stock based compensation in discontinued operations	-	125,447	143,498	389,649
Total stock-based compensation expense related to employee equity awards	$683,611	$269,032	$1,118,271	$825,647

Table of Contest

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.  There were no options granted during either of the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

The Company has the following dilutive common stock equivalents as of September 30, 2010 and 2009, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	September 30,
	2010	2009
Convertible Debentures	-	98,831,000
Stock Options	10,151,070	9,922,543
Warrants	2,749,556	12,695,718
Total	12,900,626	121,449,261

Table of Contest

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

Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative.  It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  The service is designed to be easy to install, set-up and use, and at a lower cost than traditional phone service. This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers.

SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings.  SIP Trunking Service does not include user equipment such as business phones.  The service involves routing phone calls over internet data networks to avoid tariffs and reduce expenses for larger enterprises.  This service can support businesses with hundreds of employees

As part of its individual phone service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with after hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

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

Table of Contest

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.

We experienced growth in revenue and gross profit for both the nine months ended September 30, 2010 and fiscal 2009.  We increased revenue through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels.  Our Digital Phone Service continues to grow month over month.

On July 2, 2010, we closed two transactions that recapitalized our outstanding debt and generated approximately $1.5 million of cash that we will use for working capital purposes.  These transactions resulted in the cancellation of $29.6 million of debentures due June 30, 2014 in exchange for the issuance of $10.5 million of senior secured notes due July 2, 2014 and approximately 300 million shares of common stock.  Upon completion of the rights offering described below, we expect that $3.0 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or exchanged for an additional 77,881,027 shares of our common stock, which would leave us with approximately $7.5 million of senior secured notes outstanding. See "Recent Financings" below.  The recapitalization substantially reduced our future interest expense to be more in line with the scale of our business.  Moreover, except for the rights offering (which is at a fixed price) the senior secured notes are not convertible into shares of our common stock.

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

Outlook

Over the past two years we have introduced unique new product offerings such as our Digital Phone Service.  We have also worked aggressively to cut expenses and have significantly reduced our net loss.  2009 was a year of mixed results.  We experienced strong initial traction with our Digital Phone Services.  We also experienced strong growth in our SIP trunking business.  The results of our video segment were disappointing.  In addition, subsequent to the end of the year, we received notice from two of our significant customers that they would be terminating our Legacy service during the course of 2010.  These two customers made up 16% of our revenues in the third quarter of 2009 compared to 2% of revenues in the third quarter of 2010.  The Legacy revenue decay rate has flattened out in the third quarter of 2010 and we do not expect further significant declines in our Legacy revenues.  During 2010 our focus has been on driving our core business of next generation VOIP services.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.  The recent financing transactions provided working capital to support additional marketing for our new products.  The repurchase of our outstanding debentures also substantially reduced our future cash interest expense and eliminated dilutive conversion rights.

Table of Contest

Over the course of the third quarter 2010, we reduced headcount, or did not replace headcount, amounting to approximately 15 employees.  As a result, starting in the fourth quarter we will see lower operating expenses, totaling about $212,000 per quarter.  In addition, we have taken cost savings measures we expect will improve our gross margins in the coming quarters closer to the high 50% range as in quarters prior to the third quarter 2010.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2009 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt described below, will be sufficient to finance our operations through at least the next 12 months.  However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook.  Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Significant unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See "Liquidity and Capital Resources" below.

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

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we currently have $10.5 million of senior secured notes outstanding and all of our previously issued debentures, which had a principal amount of $29.6 million, were cancelled.  Upon completion of the rights offering described below, we expect that $3 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or exchanged for shares of our common stock, which would leave us with approximately $7.5 million of senior secured notes outstanding.

Senior Secured Note Private Placement

On June 30, 2010, we entered into a securities purchase agreement, which we refer to as the "Hale Securities Purchase Agreement" in this report, with affiliates of Hale Capital Management, LP, whom we refer to collectively as "Hale" in this report, pursuant to which in exchange for $10.5 million, we issued to Hale $10.5 million of senior secured notes, which we refer to as the "2010 notes" in this report, and 287,501,703 unregistered shares of our common stock. For a summary of the material terms of the 2010 notes, see "Commitments and Contingencies" below.

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

Table of Contest

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

Post Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010. The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement we received gross proceeds of $10.5 million.  We incurred, or expect to incur, expenses of approximately $1.5 million in connection with the transactions contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  We used $7.5 million of these proceeds to repurchase our outstanding debentures.  We will use the remaining $1.5 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with the transaction.  We also issued to Merriman Curhan Ford warrants to purchase 2,336,431 shares of our common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

Table of Contest

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

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate of 77,881,027 shares of our common stock at a subscription price of $0.0385202935 per share. Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, we and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, we agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering. The discount on the 2010 Notes resulted in a potential beneficial conversion feature on the portion of the notes subject to the rights offering.  The amount of beneficial conversion feature will depend solely on the proceeds from the rights offering and, as a result, could result in a one-time charge to interest expense of $0 to approximately $1.0 million upon completion of the offering.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenues, Cost of Revenues and Gross Profit

			Increase
	2010	2009	Dollars	Percent
Three Months Ended September 30:
Revenues	$6,873,268	7,165,500	$(292,232)	(4.1%	)
Cost of revenues	3,070,391	2,968,096	102,295	3.4%
Gross profit	3,802,877	4,197,404	(394,527)	(9.4%	)
Gross profit percentage	55.3%	58.6%

Nine Months Ended September 30:
Revenues	$21,819,576	$21,094,655	$724,921	3.4%
Cost of revenues	9,266,342	8,808,963	457,379	5.2%
Gross profit	12,553,234	12,285,692	267,542	2.2%
Gross profit percentage	57.5%	58.2%

Table of Contest

Net revenues for the three months ended September 30, 2010 were $6.9 million, a decrease of $0.3 million, or 4.1%, over the same period in 2009.  Net revenues for the nine months ended September 30, 2010 were $21.2 million, an increase of $0.7 million, or 3.4%, over the same period in 2009.  The decrease in the three months ended September 30, 2010 revenue is directly related to the reduction in revenue from two significant customers who are terminating their Legacy service.  The increase in the nine months ended September 30, 2010 revenue is due to strong growth in our Digital Phone Service products and to increased success in selling SIP Trunking Service through direct and agent channels.  We expect revenue growth in Digital Phone Service and SIP Trunking Service to continue to be strong throughout 2010.

The increase in these revenues was partially offset by a decline in our Legacy revenue.  During the first quarter of 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the course of 2010.  This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  Revenue received from these customers accounted for approximately 2% and 9% of revenue during the three and nine months ended September 30, 2010, respectively, as compared to 16% and 18% of revenue during the three and nine months ended September 30, 2009, respectively.

Cost of revenues for the three months ended September 30, 2010 were $3.1 million, an increase of $0.1 million, or 3.4%, over the same period in 2009.  Cost of revenues for the nine months ended September 30, 2010 were $9.3 million, an increase of $0.5 million, or 5.2%, over the same period in 2009.  Cost of revenues increased as a result of the increased revenues, partially offset by a shift in product mix from our higher margin legacy products to our Digital Phone Service and SIP Trunking Service product lines and several cost saving measures that we began implementing during 2009.

Gross profit for the three months ended September 30, 2010 was $3.8 million, a decrease of $0.4 million, or 9.4%, over the same period in 2009.  Gross profit percentage was 55.3% for the three months ended September 30, 2010 as compared to 58.6% in the same period in 2009.  Gross profit for the nine months ended September 30, 2010 was $12.6 million, an increase of $0.3 million, or 2.2%, over the same period in 2009.  Gross profit percentage was 57.5% for the nine months ended September 30, 2010 as compared to 58.2% in the same period in 2009.

The decrease in gross profit percentage for the three months ended September 30, 2010 as compared to the prior year is due to the shift in revenue to our Digital Phone Service and SIP Trunking Service product lines, both of which have somewhat lower margins than our individual services and legacy products (see net revenue discussion above).  The shift in revenue occurred primarily in the third quarter, which is reflected in the fact that the gross profit percentage for the nine months ended September 30, 2010 is 0.7% points lower than the same period in 2009.  We expect gross profit to be in the mid to high 50 percent range throughout 2010.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2010 were $1.8 million, an increase of $0.1 million or 7.2%, over the same period in 2009.  Selling and marketing expenses for the nine months ended September 30, 2010 were $5.2 million, an increase of $0.4 million or 8.0%, over the same period in 2009.  The increase in both periods was primarily due to an increase in advertising, sales commission, and higher stock compensation expense.  We anticipate that selling and marketing expenses for 2010 will be higher than those incurred in 2009 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses were $1.9 million for both the three months ended September 30, 2010 and September 30, 2009.  General and administrative expenses for the nine months ended September 30, 2010 were $5.8 million, a decrease of $0.2 million or 4.1%, over the same period in 2009.  The decrease in the nine months ending September 30, 2010 is primarily a result of lower bad debt expense as a result of improved internal processes around our collection efforts, lower personnel costs, lower outside service fees, offset by write-off of two fixed assets and higher stock compensation expense.

Table of Contest

Research, Development and Engineering Expenses

Research, development and engineering expenses were $0.6 million for both the three months ended September 30, 2010 and September 30, 2009.  Research, development and engineering expenses were $2.1 million for both the three months ended September 30, 2010 and September 30, 2009.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2010 was $0.1 million, a decrease of $0.1 million or 35.2%, over the same period in 2009.  Depreciation expense for the nine months ended September 30, 2010 was $0.4 million, a decrease of $0.3 million or 37.2%, over the same period in 2009.  The decrease is primarily attributable to assets becoming fully depreciated in the latter half of 2009, partially offset by additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded amortization expense of $0.6 million for both the three months, and $1.7 million for both the nine months, ended September 30, 2010 and 2009, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $0.9 million, a increase of $0.1 million or 12.5%, from the same period in 2009.  Interest expense for the nine months ended September 30, 2010 was $2.5 million, a decrease of $0.8 million or 24.2%, from the same period in 2009.

Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2010 primarily as a result of the restructure of our convertible debentures as discussed below under the caption "Convertible debentures." Following the December 2008 amendment, interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties agreed to amend the interest payment provisions to reduce the interest rate to 0% through September 30, 2011 and then to 5% per annum thereafter.  We recorded interest expense for the three and nine months ended September 30, 2010 and 2009, at the effective interest rate of the convertible debentures during the respective periods.

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

In connection with the securities purchase agreement interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company has the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

Table of Contest

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

The fair value of the then outstanding warrants was estimated at each reporting date.  However, as a result of the Amendment Agreement (see "Convertible Debentures", below), the price-based anti-dilution protection feature of these warrants was removed, which eliminates the potential for future price-based dilution from these warrants.  Accordingly, these warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity. Accordingly, the change in fair value of warrants during the nine months ended September 30, 2009 resulted in non-operating expense $1.0 million.

In connection with the Recapitalization, on July 2, 2010, all of the Company’s convertible debentures were repurchased and the related conversion feature was eliminated.  At each reporting period that these convertible debentures were outstanding, the Company assessed the value of these convertible debentures that were accounted for as a derivative financial instrument indexed to and potentially settled in the Company’s stock.  At December 31, 2001 and through June 30, 2010, the Company determined that the beneficial conversion feature in the debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of share could be adjusted if the Company subsequently issued common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

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

In connection with the Recapitalization, on July 2, 2010, all of the Company’s convertible debentures were repurchased and the related conversion feature was eliminated.  Accordingly at September 30, 2010 there is no beneficial conversion feature liability and there is no income or expense related to fair market value changes for the three months ended September 30, 2010.  At December 31, 2009, the Company recorded beneficial conversion liabilities of $4.1 million.  For the three months ended September 30, 2009, the Company recognized other income of $3.8 million related to the change in fair market value of the beneficial conversion liabilities.  For the nine months ended September 30, 2010 and 2009, the Company recognized other income of $0.8 and $1.2 million, respectively related to the change in fair market value of the beneficial conversion liabilities.

Discontinued Operations

As a result of the sale of AVS in October 2009, and the termination of the Digital Presence product line (see "Recent Developments" above), we have reported our video segment results as discontinued operations in both 2010 and 2009.  The $0.3 million of expenses incurred during the nine months ended September 30, 2010, relate to the wind down of our Digital Presence product line.  The $1.9 million and $3.0 million of expense incurred during the three and nine months ended September 30, 2009, respectively, primarily related to operating losses incurred by AVS during that period.

Provision for Income Taxes

Provision for income taxes for the quarter ended September 30, 2010 and 2009 was an expense of $37,500 and $0, respectively.  During the quarter ended September 30, 2010, the company incurred a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, we expect the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, we continue to incur losses from operations.  Accordingly, we expect to continue to record a full valuation allowance against our remaining net deferred tax assets until we sustain an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change will result in a California state income tax expense of approximately $225,000.  The impact of this state tax expense will be recorded in the fourth quarter of 2010.

Table of Contest

Liquidity and Capital Resources

Our cash balance as of September 30, 2010 was $2.3 million.  At that time, we had accounts receivable of $1.7 million and a working capital deficit of $1.6 million.  However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.3 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  The aforementioned items represent $2.0 million of total current liabilities as of September 30, 2010.

Cash generated by continuing operations during the nine months ended September 30, 2010 was $1.5 million.  This was primarily the result of income generated from operations of $11.9 million and non-cash charges including: amortization of note discounts of $1.9 million; amortization of intangible assets of $1.7 million; depreciation expense of $1.3 million (which includes depreciation expense of $0.9 million in cost of sales); and stock compensation expense of $1.0 million. This was offset by the gain on the recapitalization of $16.5 million.  The remaining $0.2 million of cash was generated by the change in working capital..

Net cash used by investing activities during the nine months ended September 30, 2010 was $0.6 million, which consisted primarily of purchases of property and equipment.

Net cash generated by financing activities was $1.0 million during the nine months ended September 30, 2010, $10.5 million was related to proceeds from the 2010 Notes, $7.5 million went to pay down the then outstanding convertible debentures, $1.4 was related to payments of financing fees, and $0.6 million was used for payments on our capital leases. As discussed in "—Recent Financings," above, on July 2, 2010, we received gross proceeds of $10.5 million in exchange for the issuance of the 2010 notes and shares of our common stock.  We incurred, or expect to incur, expenses of approximately $1.5 million in connection with that transaction, resulting in net proceeds of approximately $9.5 million.  We used $7.5 million of such proceeds to repurchase our outstanding debentures in the principal amount of $29.6 million.  We will use the remaining $1.5 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.  Upon completion of the rights offering, we expect that $3.0 million of the $10.5 million of principal amount of 2010 notes will be either redeemed or exchanged for shares of our common stock, which would leave us with approximately $7.5 million of principal amount of indebtedness under the 2010 notes.

Over the course of the third quarter 2010, we reduced headcount, or did not replace headcount, amounting to approximately 15 employees.  As a result, starting in the fourth quarter, we will see lower operating expenses, totaling about $212,000 per quarter.  In addition, we have taken cost savings measures we expect will improve our gross margin in coming quarters closer to the high 50% range as in quarter prior to the third quarter 2010.

The Legacy revenue decay has flattened out in the third quarter 2010 and we do not expect further significant declines in our Legacy revenues.

If we can continue to generate non-Legacy revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2009, and we maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least September 30, 2011.

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

Table of Contest

At September 30, 2010, future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2010	$340,670	$174,087
2011	1,413,246	437,886
2012	1,321,702	102,860
2013	252,920	18,242
Total minimum lease payments	$3,258,538	733,075
Less amount representing interest		(47,352)
Present value of minimum lease payments		685,723
Less current portion		(470,660)
		$215,063

The 2010 Notes

In connection with the Recapitalization, on July 2, 2010, the Company issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

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

Early Redemption.  We have the right to redeem up to $3 million of the 2010 notes prior to maturity in connection with the rights offering.

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

Table of Contest

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

Table of Contest

Goodwill

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

Impairment of Long-Lived Assets

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

Revenue Recognition

Revenues from continuing operations are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage which are recognized as the service is provided.

Income Taxes

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

Table of Contest

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

Stock Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award  - the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

See "Note 2 - Basis of Presentation" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1.  Financial Statements" of Part I of this report.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2010, our disclosure controls were effective at that "reasonable assurance" level.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contest

PART II  - OTHER INFORMATION

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

We incurred a net loss of $8.1 million for the year ended December 31, 2009, and $9.7 million for the year ended December 31, 2008.  We have an accumulated deficit of $28.5 million at September 30, 2010.  Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

Table of Contest

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

In our recently completed private placements, in the aggregate, we issued a total of 312,801,332 shares of our common stock.  We are required to file one or more registration statements covering the resale of the shares of common stock sold to Hale in our recent private placement transaction.  If and when such registration statements are declared effective, the holders of those shares will be able to sell. In addition, generally, the holders of the shares of our common stock acquired in private placements will be able to sell such shares in accordance with Rule 144 adopted under the Securities Act of 1933.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Table of Contest

Our failure to repay the 2010 notes could result in substantial penalties against us, and legal action which could substantially impair our operations.

The 2010 notes accrue interest at a rate equal to the prime rate plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance.  It will be an event of default under the 2010 notes if we are unable to make payments thereunder when and as required.  Other events of default under the 2010 notes include: failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which is not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of security documents entered into in connection with the issuance of the 2010 notes to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance of the 2010 notes.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  If we were unable to repay the default amount when and as required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

Our failure to secure registration of the common stock and to maintain such registration could result in monetary damages.

Under the terms of the registration rights agreements we entered into in connection with our 2010 note private placement, we agreed to file registration statements covering the resale of the shares of common stock we sold in such private placement by specified deadlines, to have such registration statements declared effective by specified deadlines, and to maintain the effectiveness of such registration statements to permit the resale of all of the shares of common stock we agreed to register for resale.  The registration rights agreement contains penalty provisions in the event that we fail to comply with the foregoing. For example, if we did not file the registration statement that we filed on September 30, 2010 by September 30, 2010, or if such registration statement is not declared effective by November 29, 2010, or if we fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we file under the registration rights agreement until the shares issued in our 2010 note private placement are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144(c)(1), then, as partial relief for the damages to any holder of registrable securities by reason of any such delay in or reduction of its ability to sell the shares of common stock, and in addition to any other remedies available to such holder, we agreed to pay liquidated damages in an amount of 1% of the aggregate purchase price of such holder's registrable securities included in such registration statement that are then owned by such holder. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2009, we had net operating loss carryforwards of approximately $46 million, some of which, if not utilized, will begin expiring in 2010.  Our ability to utilize the net operating loss carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  For tax purposes, we have not yet determined whether our recently completed private placement in which we issued the 2010 notes and shares of common stock will result in any  limitations on our ability to use our net operating loss carryforwards.  In addition, it is possible that the rights offering we intend to effect, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes.  In that event, our ability to use our net operating loss carryforwards could be adversely affected.  To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of this offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Table of Contest

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

We continue to develop and introduce new products and our ability to increase revenues is partially dependent on our successful introduction of new products.  End-users will not begin to use our products or services unless they determine that our products and services are reliable, reasonably priced and an effective means of communication.  These and other factors may affect the rate and level of market acceptance of our products and services, including:

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of September 30, 2010, we had two patents and one patent pending relating to telecommunications and security.  We cannot provide any assurance that these patents or any patents that we may secure in the future will be sufficient to provide commercial advantage for our products.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

Our VoIP products must comply with industry standards, which are evolving.

Market acceptance of VoIP is, in part, dependent upon the adoption of industry standards so that products from various manufacturers can interoperate.  Currently, industry leaders do not agree on which standards should be used for a particular application, and the standards continue to change.  Our VoIP telephony products rely significantly on communication standards (e.g., SIP and MGCP) and network standards (e.g., TCP/IP and UDP) to interoperate with equipment of other vendors.  As standards change, we may have to incur substantial expense to modify our existing products or develop and support new versions of our products.  The failure of our products and services to comply, or delays in compliance, with industry standards could delay or interrupt production of our VoIP products or harm the perception and adoption rates of our service, any of which would adversely affect our business.

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

Table of Contest

Hale owns a substantial amount of our stock and has the right to appoint a majority of our directors, which ownership and board control gives them significant influence over our business.

Hale currently owns approximately 83% of our outstanding common stock.  Accordingly, Hale has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale's significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.  In addition, Hale has the right to appoint three members to our five member board of directors.

An investment in our company may be diluted in the future as a result of the issuance of additional securities, or the exercise of options or warrants.

To raise additional capital to fund our business plan, we may, although we currently do not intend to, issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to current stockholders.  The issuance of additional debt securities would result in increased expenses and could result in covenants that would restrict our operations.  No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all.  If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

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

Table of Contest

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

Table of Contest

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.

Date: November 10, 2010	By: /s/ J. Paul Quinn
J. Paul Quinn,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Table of Contest

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
(1) Incorporated herein by reference to the registrant's Form 8-K filed on July 7, 2010
* Filed with this report