Form 10-K
period 2010-12-31
Telanetix,Inc
filed 2011-03-23
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.14 per share), was approximately $4.4 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of June 30, 2010.

As of March 22, 2011, there were 344,569,652 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2010 are incorporated by reference into Part III of this report.

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

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART I

ITEM 1.     BUSINESS

Our Business

We are an IP communications company.  Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications.  At the core of these business phone services are proprietary software components, all of which are developed internally and loaded on standard commercial grade servers.  Our AccessLine phone services can be delivered with a variety of hosted features configured to meet the application needs of the customer.  By delivering business phone service to the market in this manner, our Voice Services offer flexibility to customers and can serve a variety of business sizes.

AccessLine offers the following hosted VoIP services: Digital Phone System (DPS), SIP Trunking Service and individual phone services.  DPS replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 2 to 20), number of phone lines (from 2 to 8) and types of phone numbers. SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones, and can support businesses with hundreds of employees.

As part of our individual phone service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free services, an automated attendant service with afterhours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes online.

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

Our Strategy

2010 was a pivotal year for Telanetix as steps were taken to further stabilize the company.  Going forward, our principle objective is to create shareholder value through accelerating growth, improving operation efficiency, and delivering improved operating profitability.  Elements of our business strategy for 2011 to accomplish this objective include:

•
Deliver a compelling Value in IP based Voice applications to the business Market.  The combination of our DPS product and our SIP trunking products discussed above, deliver voice applications targeting a multi-billion dollar addressable market, which is currently under served and overpriced by incumbent solutions.

•
Expand sales channels in DPS and SIP Trunking.  Our sales and provisioning support sub-systems and our IP network have been designed to allow for automated set up, eliminate the need for on-site support and to scale with rapid growth.  We deliver local phone service in over 90% of the US business markets and consequently have the opportunity to leverage very large distribution partners to offer solutions to their customers; examples include office supply super stores and other large retailers rather than local systems integrators.  We are aggressively looking to add additional significant distribution channels to create growth.

•
Deliver Excellence in our IP based Network.   One of our core competencies is delivering business-class reliability at an exceptional value.  Our network has been designed to scale efficiently.  As a result, if we can increase revenues over existing infrastructure, we expect to increase gross margins and profitability.

•
Manage Operating Expenses.  Our philosophy is to challenge every dollar we spend to assure a return against our plan.  We are aggressively managing expenses through specific evaluation of all expenses including fixed costs and organizational structure.  It is our goal to return these savings to drive our strategic plan of profitable growth.  We reduced operating expenses for 2010 to 19.6 million a decrease of $0.8 million compared to 2009.

•
Simplify the Customer Experience and deliver great service.   We recognize the critical importance of keeping a customer once they are sold.  We believe one of our core competencies as a company is deliver a best of class customer experience throughout the customer life cycle, from the point of sale through customer care, billing and the selling of additional services to care for our customers.

•
People and Culture - Building clear directions and accountability.  Our culture will focus on clear direction, and decision making based upon market potential and core competencies.  People are the most expensive asset in our business, and rightfully so, as they are the most important asset.  A core part of our strategy is to challenge, inspire, and hold accountable every employee to improve their part of the business through better planning, execution and leadership.

Products and Services

Digital Phone System and Service Solution (DPS)

Our DPS is designed specifically for small businesses and home offices.  Configurations are available for the home office, supporting one to three phone lines, and for small businesses with systems supporting two to eight phone lines.  Each system is sold with hardware including a network gateway and desktop phones or cordless phones.  We have designed our DPS to be:

•	Easy to purchase;

•	Easy to install;

•	Flexible; and

•	Affordable.

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

The service associated with our Digital Phone System and Service solution is an easy to use, full VOIP service.  Accordingly, it has a full range of voice features and options.  Features such as conference calling, voicemail, call transfer, call forwarding and over 40 other calling features come standard with DPS.  Additional features, such as auto attendant, automated menus, webfax and more can be purchased to customize and upgrade the services to fit the consumer’s individual requirements.  Because the features are software based, they can be initialized from our network operations center; without the requirement for additional consumer equipment, installation or technical support.

Our DPS VOIP services are designed to provide full featured small business and home office phone services at significant savings compared to traditional telephone services.  The Digital Phone Service centralizes most of the calling functions within the network, eliminating expensive customer premise equipment, such as a PBX.  Unlike expensive systems designed for large corporations, our Digital Phone system lets the consumer purchase only the equipment and service that it needs, and affords the flexibility to add more lines, more phones, and more features as their business grows. Customers may buy some of our DPS features independently, such as conferencing or toll free service.

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

Market

Our AccessLine subsidiary has been offering business phone solutions and applications to the business market since 1998, and currently targets the small and mid-sized business market in the United States. According to Access Market International Partners Study, April 2007, there are over 15 million businesses in the U.S. with 50 employees or fewer, by far the largest share of the business marketplace for telephony services.

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

Intellectual Property

We have developed proprietary software and other technologies for nearly all major elements of our systems and services.  These include voice and switching applications, automated provisioning and configuration systems, network management systems, and others.  Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2010, we had been issued 2 United States patents, which expire on August 3, 2024 and June 26, 2020

Competition

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

Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information.

Research and Development

We currently employ 13 individuals in research, development and engineering activities. Our research and development initiatives are directed at improving the efficiency and reliability of our network, development of enhancements to our existing products, and the design and development of new products and services. During 2010 and 2009, our research, development and engineering expenses were approximately $2.6 million and $2.9 million, respectively. Future research will focus on expansion of our current product lines to support a wider variety of customer configurations, and expanding our addressable market segments. In addition, we will focus on additional operational process automation and tools, to increase process efficiency and support scalability.

Employees

We have 86 full-time employees as of March 5, 2011, and 2 part-time employees.  We also retain a limited number of independent contractors to perform software development projects.  We currently have one independent contractor working on software development projects.

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

History

Telanetix, Inc. was originally incorporated in the State of Nevada in November 2002 under the name "AER Ventures, Inc."  We reincorporated from a Nevada corporation to a Delaware corporation on March 15, 2006, and changed our name from "AER Ventures, Inc." to our current name, "Telanetix, Inc."

Since 2007 our core business has been the provision of hosted VoIP solutions, primarily directed to the small-and-medium business marketplace.  Through out 2007 acquisition of AccessLine Holdings, Inc. we acquired and began offering a variety of voice and messaging solutions, including VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist.  AccessLine's revenues principally consist of monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

Until 2009 we also developed proprietary high end telepresence video conferencing systems, and offered systems integration services.   In late 2009 we determined to evaluate strategic options to sell our telepresence videoconferencing business.  In October 2009, we sold our systems integration business in exchange for nominal cash consideration and the transfer of  all related liabilities.  In December 2009, we determined to conclude efforts to seek strategic alternatives for the sale of our video conferencing business.  As a result, we have reflected our video conference and system integration business as discontinued operations in our 2010 and 2009 consolidated financial statements. Following the sale of our telepresence video conferencing business, we determined to focus solely on growing our AccessLine-branded Voice Services.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.telanetix.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our board of directors' committee charters are also posted within this section of the website.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

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

We had net income of $10.3 million for the year ended December 31, 2010, which was primarily attributable to a gain on debt extinguishment of $16.5 million.  We incurred a loss of $8.1 million for the year ended December 31, 2009.  We have an accumulated deficit of $30.0 million at December 31, 2010.  In order to achieve sustainable profitability we will have to continue to develop innovative products with a strong value proposition, provide convenient and reliable service, expand our customer base and strictly manage our operating expenses.  We cannot be sure that we will be successful in meeting these challenges.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through fiscal 2011. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. In addition, we issued $10.5 million of senior secured notes, which we refer to as the “2010 notes” in connection with the recapitalization in July 2010 and the terms of the 2010 notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.  We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our July 2010 recapitalization we issued a total of 312,801,332 shares of our common stock to affiliates of Hale.  We are required to file one or more registration statements covering the resale of the shares of common stock sold to Hale in our recent private placement transaction.  If and when such registration statements are declared effective, the holder of those shares will be able to sell.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144 adopted under the Securities Act of 1933, as the Securities Act.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

We currently owe, in the aggregate, approximately $10.9 million in principal on the 2010 notes.  The 2010 notes, all of which are held by one investor and its affiliates, contain covenants that impose significant restrictions on us, including restrictions on our ability to issue debt or equity securities, restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on share of our outstanding common stock, and entering into certain related party transactions.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants could result in a default under the 2010 notes, permitting the holders to accelerate the maturity of the 2010 notes and demand repayment in full which could impair our ability to operate or cause us to seek bankruptcy protection.

All of the 2010 notes are held by one investor and its affiliates, and that investor will be able to control any waivers or amendments to the terms of the 2010 notes and exercise rights and remedies with respect to the 2010 notes.

One investor and its affiliates hold all of the 2010 notes.  Under the terms of the purchase agreement entered into in connection with the 2010 notes, certain amendments or waivers must be approved by the holders of a majority of the outstanding principal amount of the 2010 notes.  Consequently, one investor and its affiliates will have sole authority to approve or not approve any amendment or waiver.  In addition, the one investor and its affiliates will have sole authority to exercise any rights or remedies available to it under the terms of the 2010 notes.

Our failure to repay the 2010 notes could result in substantial penalties against us, and legal action which could substantially impair our operations.

The 2010 notes accrue interest at a rate equal to the prime rate plus 4.75% per annum which is payable at the end of each month.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance.  It will be an event of default under the 2010 notes if we are unable to make payments thereunder when and as required.  Other events of default under the 2010 notes include; failure pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which is not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of security documents entered into in connection with the issuance of the 2010 notes to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance of the 2010 notes.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  If we were unable to repay the default amount when and as required, the holder could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

Our failure to secure registration of the common stock and maintain such registration could result in monetary damages.

Under the terms of the registration rights agreement we entered into in connection with our 2010 private placement, we agreed to file registration statements covering the resale of the shares of common stock we sold in such private placement by specified deadlines, to have such registration statements declared effective by specified deadlines, and to maintain the effectiveness of such registration statements to permit the resale of all the share of common stock we agreed to register for resale.  The registration rights agreement contains penalty provisions in the event that we fail to comply with the foregoing.  For example, if we did not file the registration statement that we filed on September 30, 2010 by September 30, 2010, or if such registration statement was not declared effective by November 29, 2010, or if we fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we file under the registration rights agreement until the share issued in our 2010 note private placement are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144(c)(1), the, as partial relief for the damages to any holder or registrable securities by reason of any such delay in or reduction of its ability to sell the shares of common stock, and in addition to any other remedies available to such holder, we agreed to pay liquidated damages in an amount of 1% of the aggregate purchase price of such holder’s registrable securities included in such registration statement that are then owned by such holder.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for period totaling less than 30 days) until such failure is cured.  The registration statements covering the resale of the common stock have not been declared effective. To date, the investor and its affiliates, have waived all initial registration statement effectiveness deadlines, and we amended the registration rights agreement to extend the registration statement effectiveness deadline to March 31, 2011.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2010, we had net operating loss carryforwards of approximately $28 million, some of which, if not utilized, will begin expiring in 2011.  Our ability to utilize the net operating loss carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  For tax purposes, we have not yet determined whether our recently completed private placement in which we issued the 2010 notes and shares of common stock will result in any limitations on our ability to use our net operating loss carryforwards.  In addition, it is possible that the rights offering we intent to effect, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes.  In that event, our ability to use our net operating loss carryforwards could be adversely affected.  To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of this offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks Related to Our Business

We face competition from much larger and well-established companies.

We face competition from much larger and well-established companies.  In addition, our competition is not only from other independent VoIP providers, but also from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers and alternative voice communication providers.  Some of our competitors have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have.  As a result, our competitors may have greater credibility with our existing and potential customers.  Further, because most of our target market is already purchasing communications services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

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

Our profitability could be negatively affected as a result of competitive price pressures in the sale of unified communications products, which could cause us to reduce the price of our products or services.  Any such reduction could have an adverse impact on our margins and profitability.  Our competitors may also offer bundled service arrangements offering a broader product or service offerings despite the technical merits or advantages of our products.  Moreover, our competitors' financial resources may allow them to offer services at prices below cost or even for free to maintain and gain market share or otherwise improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete resulting in lower gross profit and lower profitability.

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

The communications market is going through a period of rapid technological changes and frequent introduction of new and enhanced products, a recent example is Skype for business, which may result in products or services that are superior to ours.  To compete successfully in this market, we must continue to design, develop, manufacture, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost and respond to customer expectations.  Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of December 31, 2010, we had two relating to telecommunications and security.  We cannot provide any assurance that these patents or any patents that we may secure in the future will be sufficient to provide commercial advantage for our products.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

Broadband Internet access services and VoIP services are subject to Communications Assistance for Law Enforcement Act or CALEA.  Currently, our CALEA solution is fully deployed in our network.  However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.  Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, any of which could adversely affect our business.

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

Hale owns a majority of our stock and has the right to appoint a majority of our directors, which ownership and board control gives them significant influence over our business.

As of December 31, 2010, we had 344,569,652 shares of common stock outstanding.  Hale owns approximately 83% of our outstanding common stock.  Accordingly, Hale has control over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.  In addition, Hale has the right to appoint three members to our five member board of directors.

An investment in our company may be diluted in the future as a result of the issuance of additional securities.

Under the terms of the Securities Purchase Agreement that we entered into with Hale, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 77,881,027 share our common stock at a subscription price of $0.0385202935 per share.  Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principle amount of such notes.  To the extent the gross proceeds of the rights offering are less than $3 million, we and Hale agreed that Hale would exchange the principle amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  Under the terms of the Securities Purchase Agreement, we agreed to commence the rights offering no later than 30 days after the transaction closed, and to consummate such offering within 90 days after the transaction closed.  We have not yet commenced the rights offering, pending improvement in market conditions. Our independent directors determined that it would be in the best interest of the Company and our stockholders to delay the commencement of the rights offering until we believe that the offering will be successfully subscribed.  Hale and our management concurred with the decision to delay the rights offering.  However, if we complete the rights offering, stockholders will have to exercise their rights in order to maintain their percentage ownership in our common stock.

Also under the terms of our Securities Purchase Agreement with Hale, we agreed to issue additional shares to Hale in the event that we are required to make payment, at any time prior to July 2, 2012, on certain identified contingent liabilities up to an aggregate amount of $769,539, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the recapitalization transaction.  To date $214,053 of these contingent liabilities have been fixed and incurred as expenses.  In March 2011 we intend to issue to Hale an additional 16,918,189 shares of our common stock under the terms of the Securities Purchase Agreement.  We anticipate that some portion of the remaining contingent liabilities will be fixed and incurred but we cannot be certain of the amount of the timing.  If and when they are incurred, we will be compelled under the terms of the Securities Purchase Agreement to issue additional shares to Hale.  The issuance of such additional shares, as further explained in the risk factor above, could result in substantial dilution to current stockholders.

Finally, if we determine that we need to raise additional capital to fund our business plan, we may, issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock, which could further result in substantial dilution to current stockholder. No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all.  If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "TNXI"  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.

The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended December 31, 2010	High	Low
Fourth Quarter	$0.06	$0.03
Third Quarter	$0.08	$0.03
Second Quarter	$0.11	$0.05
First Quarter	$0.15	$0.04

For the year ended December 31, 2009
Fourth Quarter	$0.10	$0.04
Third Quarter	$0.14	$0.08
Second Quarter	$0.18	$0.07
First Quarter	$0.11	$0.06

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 22, 2011, 344,569,652 shares of our common stock were issued and outstanding, and held by approximately 114 stockholders of record.

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

Recent Sales of Unregistered Securities

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash and the holders of our debentures exchanged all outstanding warrants they held for a total of 16,381,208 shares of our common stock which were issued on July 2, 2010.

On June 30, 2010, we entered into a securities purchase agreement with affiliates of Hale Capital Management, LP pursuant to which in exchange for $10.5 million, we agreed to issue $10.5 million of senior secured notes and 287,501,703 shares of our common stock. We issued the senior secured notes and 225,492,765 shares of common stock on July 2, 2010.  We issued the remaining 62,008,938 shares of our common stock following an amendment to our certificate of incorporation to increase our authorized capital stock. Additionally, in connection with the transaction, we issued warrants to purchase 2,336,431 shares of our common stock to our financial advisor.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

On July 2, 2010, as a condition to the completion of the transactions with Hale, we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  Under the terms of the stock award agreements, we issued 8,918,421 shares of our common stock to employees in cancellation of $343,538 of earned and unpaid incentive compensation.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof and/or, with respect to the issuance of common stock upon conversion of debentures, Section 3(a)(9) thereof, and the rules and regulations promulgated thereunder, as transactions by an issuer not involving a public offering.  All recipients of securities disclosed above were accredited or sophisticated and either received adequate information about the registrant or had access, through their relationships with the registrant, to such information.  Appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2011 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

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

SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones.  The service involves routing calls over internet data networks to avoid tariffs and reduce expenses for larger enterprises.  This service can support businesses with hundreds of employees.

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

We differentiate our VoIP services on the bases of the quality of our service, the comprehensiveness of our solutions and the quality of our customer support.  Our engineers have refined our network infrastructure and our software to provide, robust, scalable, and reliable solutions.  We have written substantially all of the software used in our network and applications.  As a result, we have greater visibility into the software, a greater understanding of its function, and believe that we can respond more quickly in the development of new features and functions or to customize an application to meet customer demand.  This level of understanding has allowed us to simplify the user experience for our customers, such as our Digital Phone System which can be self-installed by the customer.  Our network architecture is designed to provide redundancy, with multiple failover layers, and scalability.  Finally, we have also written tools that augment and enhance our customer support functions, providing greater access to information and accelerating our call response rates.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2010 we addressed this objective through the growth in our core voice businesses and a recapitalization which substantially reduced our outstanding debt, and provided additional working capital.

We experienced growth in revenue and gross profit for our AccessLine division in both 2010 and 2009. We increased revenue during 2010 through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

Debenture Repurchase

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash, the holder of the debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holder an additional number of shares of our common stock, such that the holder collectively and beneficially owned approximately 16.6 million shares of our common stock immediately following the completion of the transactions contemplated by the agreement.  We paid $7.5 million from the proceeds of our senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we currently have $10.5 million of senior secured notes outstanding and all our previously issued debentures, which had a principal balance of $29.6 million, were cancelled.  Upon completion of the rights offering described below, we expect that $3 million of the $10.5 million of principal amount of senior secured notes will be either redeemed or exchanged for shares of our common stock, which would leave us with approximately $7.5 million of senior secured notes outstanding.

Senior Secured Notes Private Placement

On June 30, 2010, we entered into a securities purchase agreement, which we refer to as the “Hale Securities Purchase Agreement” in this report, with affiliates of Hale Capital Management, LP, whom we refer to collectively as “Hale” in this report, pursuant to which in exchange for $10.5 million, we issued to Hale $10.5 million of senior secured notes, which we refer to as the “2010 notes” in this report, and 287,501,703 unregistered shares of our common stock.  For a summary of material terms of the 2010 notes see “Commitments and Contingencies” below.

We agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale’s investment, including:

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale has waived any default relating to the initial effectiveness failure and we have amended the registration rights agreement to extend the registration statement effectiveness deadline to March 31, 2011.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement we received gross proceeds of $10.5 million.  We incurred expenses of $1.5 million in connection with the transaction contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  We used $7.5 million of these proceeds to repurchase our outstanding debentures.  We will use the remaining $1.5 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 2,336,431 shares of our common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of or common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed.  In the aggregate, we paid $147,230 in cash and we issued 8,918,421 shares of our common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 77,881,027 share our common stock at a subscription price of $0.0385202935 per share.  Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principle amount of such notes.  To the extent the gross proceeds of the rights offering are less than $3 million, we and Hale agreed that Hale would exchange the principle amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 in consideration for the foregoing.  In addition, we agreed to pay Hale upon completion of the rights offered an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  The discount on the 2010 notes resulted in a potential beneficial conversion feature on the portion of the notes subject to the rights offering.  The amount of beneficial conversion feature will depend solely on the proceeds from the offering and, as a result, could result in a one-time charge to interest expense of $0 to approximately $1.0 million upon completion of the offering.

Under the terms of the Hale Securities Purchase Agreement, we agreed to commence the rights offering no later than 30 days after the transaction closed, and to consummate such offering within 90 days after the transaction closed.  We have not yet commenced the rights offering, pending improvement in market conditions. Our independent directors determined that it would be in the best interest of the Company and our stockholders to delay the commencement of the rights offering until it was likely to be fully subscribed.  Hale and our management concurred with the decision to delay the commencement of the offering.  Hale has waived (i) any default or breach by us under the Hale Securities Purchase Agreement, (ii) any penalties or remedies, including the right to increase the interest rate under the 2010 notes and (iii) any rights it may have to seek that we redeem the 2010 notes, in each case, resulting from, arising out of and/or related to the failure to commence the rights offering during the specified required period.

Outlook

During 2010 our focus has been on driving our core business of next generation VOIP services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.  The recent financing transactions provided working capital to support additional marketing for our new products.  The repurchase of our outstanding debentures also substantially reduced our future cash interest expense and eliminated dilutive conversion rights.

If  we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2010 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt, will be sufficient to finance our operations at least the next 12 months. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility on our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Significant unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues, Cost of Revenues and Gross Profit

	Fiscal Year Ended December 31,		Increase
	2010	2009	Dollars	Percent

Revenues	$28,520,084	$28,291,925	$228,159	0.8%
Cost of revenues	12,098,727	11,815,701	283,026	2.4%
Gross profit	16,421,357	16,476,224	(54,867)	(0.3%)
	57.6%	58.2%

Net revenues for 2010 were $28.5 million, an increase of $0.2 million, or 0.8%, over 2009. The increase in revenues is due, in part, to increased success in selling SIP Trunking Service through direct and agent channels, and strong growth in our Digital Phone Service products which were launched in mid-2008. We expect revenue growth in SIP Trunking Service and Digital Phone Service to continue to be strong in 2011.  The increases in SIP Trunking and Digital Phone Service revenues were partially off set by declines in revenue for our legacy products. During the first quarter of 2010, we received notice from two of our significant customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. These services accounted for approximately 7% of our revenues in 2010 and 17% 2009.

Cost of revenues for 2010 were $12.0 million, an increase of $0.3 million, or 2.4%, over 2009. Cost of revenues increased as a result of the increased revenues, partially offset by a shift in product mix from our higher margin legacy products to our Digital Phone Service and SIP Trunking Service product lines and several cost savings measures that we began implementing in 2009.

Gross profit for 2010 was $16.4 million, a decrease of less than $0.1 million, or 0.3%, over 2009.  Gross profit percentage was 57.6% for 2010 compared to 58.2% in 2009.  The decrease in gross profit is due to the shift in revenue to our Digital Phone Service and SIP Trunking Service product lines, both of which have somewhat lower margins than our individual services and legal products.  We expect gross profit to be the mid to high 50 percent range in 2011.

Selling and Marketing Expenses

Selling and marketing expenses for 2010 were $6.8 million, an increase of $0.6 million, or 7.9% over 2009.  The increase was primarily due to an increase in advertising, sales commission, and higher stock compensation expense.  We anticipate that selling and marketing expenses for 2011 will be higher than those incurred in 2010 as we increase our marketing expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for 2010 were $7.4 million, a decrease of $0.7 million or 8.6%, over 2009.  Approximately 57% of the decrease is attributable to lower bad debt expense as a result of improved internal processes around our collection efforts.  Approximately 28% of the decrease is attributable to lower payroll as a result of a reduction in staff that occurred in the second half of 2010. Approximately 8% of the decrease is attributable to lower external accounting costs in 2010 as compared to 2009.    In addition, approximately 6% of the decrease is primarily attributable to lower consulting fees in 2010 as compared to 2009, which included costs associated with various valuations as a result of our acquisitions and various debt restructurings in 2009. The above decreases were partially offset by the write-off of a few fixed assets and higher stock compensation expense.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2010 were $2.6 million as compared to $2.9 million in 2009.  The decrease is primarily a result of a reduction in our staff.

Depreciation Expense

Depreciation expense for 2010 was $0.6 million, a decrease of $0.3 million, over 2009.  The decrease is primarily attributable to assets becoming fully depreciated in the latter half of 2009, partially offset by additions to fixed assets during the preceding twelve months.

Amortization of Purchased Intangibles

We recorded $2.2 million of amortization expense in both 2010 and 2009, related to the amortization of intangible assets acquired in the AccessLine acquisition.

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

We determined that goodwill, intangible assets and other long-lived assets were not impaired at December 31, 2010 and December 31, 2009.

Interest Expense

Interest expense for 2010 was $3.3 million, a decrease of $0.8 million, as compared to $4.1 million in 2009.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2010 primarily as a result of the significant reduction in our debt restructuring transactions in which we repurchased all of our previously outstanding debentures and issued new senior secured notes.

Interest was payable on our debentures quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, interest payment provisions were amended to reduce the interest rate to 0% through September 30, 2011 and then to 5% per annum thereafter.  We recorded interest expense for the twelve months ended December 31, 2010 and 2009, at the effective rate of the debentures during the respective periods.

On June 30, 2010, we entered into a securities purchase agreement with holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash, the holders of our debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively beneficially owned approximately 16.6 million shares of our common stock immediately following the completion of the transactions contemplated by the agreement.

Concurrently with the repurchase of our debentures, we entered into the securities purchase agreement with Hale, pursuant to which we issued $10.5 million in senior secured notes.  Interest accrues on the senior secured notes at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31,2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes. During 2010 we elected this option for the months of July through December.

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

The fair value of the then outstanding warrants was estimated at each reporting date.  However, as a result of the Amendment Agreement, the price-based anti-dilution protection feature of those warrants was removed, which eliminates the potential for future price-based dilution from these warrants.  Accordingly, these warrants were no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.  Accordingly, the change in fair value of warrants during the twelve months ended December 31, 2009 resulted in non-operating expense of $1.0 million.

In connection with our debt restructuring transactions, on July 2, 2010, all of our previously outstanding convertible debentures were repurchased and the related conversion feature was eliminated.  At each reporting period that these convertible debentures were outstanding, we assessed the value of these convertible debentures that were accounted for as a derivative financial instrument indexed to and potentially settled in our stock.  At December 31, 2009 and through June 30, 2010 we determined that the beneficial conversion feature in the debentures represented a derivative liability.  Accordingly, we bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares could be adjusted if we subsequently issued common stock at a lower price and it was deemed possible that we could have to net cash settle the contract if there were not enough authorized share to issue upon conversion.

With the assistance of an independent valuation firm, we calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing the complex, customized Monte Carlo simulation model suitable to value path dependent American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

In connection with the Recapitalization, on July 2, 2010, all of our convertible debentures were repurchased and the related conversion feature was eliminated.  Accordingly at December 31, 2010 there is no beneficial conversion feature liability.  For the twelve months ended December 31, 2010 and 2009, we recognized non-operating income of $0.8 million and $4.7 million, respectively related to the change in fair market value of the beneficial conversion liabilities.

Discontinued Operations

As a result of the sale of our system integration business in October 2009, and the termination of the video conferencing product line, we have reported our video segment results as discontinued operations in both 2010 and 2009. The $0.3 million of expense incurred during the twelve months ended December 31, 2010, relate to the wind down of our Digital Presence product line.  The $3.9 million of expense incurred during the twelve months ended December 31, 2009 primarily related to operating losses incurred during the period.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2010 and 2009 was an expense of $0.2 million and $0, respectively.  During the year ended December 31, 2010, we incurred a one-time gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, we expect the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, we continue to incur losses from operations.  Accordingly, we expect to continue to record a full valuation allowance against our remaining net deferred tax assets until we sustain an appropriate level of taxable income through improved operations.  In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 years.  The estimated impact of this law change resulted in a California state income tax expense of approximately $0.2 million in 2010.    As of December 31, 2010, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $31 million, some of which, if not utilized, will begin expiring in the 2011.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009, we recognized no interest and penalties.

Liquidity and Capital Resources

Our cash balance as of December 31, 2010 was $2.3 million.  At that time, we had accounts receivable of $1.6 million and a working capital deficit of $2.1 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities include accrued bonuses of $0.1 million. The aforementioned items represent $1.8 million of total current liabilities as of December 31, 2010. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2010 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2012.

Cash generated by continuing operations during 2010 was $1.9 million. This was primarily the result of income generated from operations of $10.3 million and non-cash charges including amortization of note discounts of $2.5 million; amortization of intangible assets of $2.2 million; depreciation expense of $1.8 million (which includes depreciation expense of $1.2 million in cost of sales); and stock compensation expense of $1.0 million.  This was offset by the non-cash gain on the Recapitalization of $16.5 million, and the change in fair value of warrants and beneficial conversion liability of $0.7 million.

Net cash used by investing activities during 2010 was $0.7 million, which consisted of purchases of property and equipment.

Net cash provided by financing activities was $0.8 million during 2010, $10.5 million was related to proceeds from the 2010 Notes, $7.5 million went to pay down the then outstanding convertible debentures, $1.5 million was related to payments of financing fees, and $0.8 million was used for payments on our capital leases. As discussed above in “-Recent Financings,” above, on July 2, 2010, we received gross proceeds of $10.5 million in exchange for the issuance of the 2010 notes and shares of our common stock.  We incurred expenses of approximately $1.5 million in connection with that transaction, resulting in net proceeds of approximately $9.5 million.  We used $7.5 million of such proceeds to repurchase our outstanding debentures in the principal amount of $29.6 million.  We will use the remaining $1.5 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.  Upon completion of the rights offering, we expect that $3.0 million of the $10.5 million of principal amount of 2010 note will be either redeemed or exchanged for shares of our common stock, which would leave us with approximately $7.5 million of principal amount of indebtedness under the 2010 notes.

As a result of reduced headcount and cost savings measures started during the third quarter of 2010 we have lowered our operating expenses by approximately $800,000 for fiscal 2010.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2010, and we maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2012.

We do not currently have any unused credit arrangement or open credit facility available to us.  The 2010 notes are secured by a lien on all of our assets, and the terms of those notes restrict our ability to borrow funds, pledge our assets as security for any such borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes. For a description of the terms of the 2010 notes see “Commitments and Contingencies” below.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on our outstanding notes in cash in 2011 or if we are unable to make the payments due on our outstanding notes when they mature in 2014, we would be in default under those securities. If this were to occur, we plan to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the notes. If we do not pay the notes in accordance with their terms, the holders of our notes would be entitled to an additional default interest of 4% which will accrue on the outstanding balance.  In addition, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.6 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2011	$1,516,437	$437,155
2012	1,219,702	106,625
2013	184,920	20,636
Total minimum lease payments	$2,921,059	564,416
Less amount representing interest		(43,455)
Present value of minimum lease payments		520,961
Less current portion		(404,710)
		$116,251

The 2010 Notes

In connection with the Recapitalization, on July 2, 2010, we issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 2, 2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for 11 months thereafter, principal payments of $200,000 per month are due on the last day of each month.  Thereafter, we are required to pay principal in a monthly amount equal to the sum of (a) $316,667 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

Early Redemption.  We have the right to redeem up to $3 million of the 2010 notes prior to maturity in connection with the rights offering.

No Conversion Rights.  The 2010 notes are not convertible other than in connection with the rights offering.

Security.  The 2010 notes are secured by all our assets under the terms of a pledge and security agreement and we and our subsidiaries entered into with Hale.  Each of our subsidiaries also entered into guarantees in favor of Hale, pursuant to which each subsidiary guaranteed the complete payment and performance by us of our obligation under the 2010 notes and related agreements.

Covenants.  The 2010 notes impose certain covenants on us, including: restrictions against incurring additional indebtedness, creating any liens on our property, entering into a change in control transaction, redeeming or paying dividends on shares of our outstanding common stock, entering into certain related party transactions, changing the nature of our business, making or investing in a joint venture, disposing of any of our assets outside of the ordinary course of business, effecting any subsequent offering of debt or equity, amending our articles of incorporation or bylaws, and limiting our ability to enter into lease arrangements.

Events of Default.  The 2010 notes define certain events of default, including; failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which are not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale’s security documents to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenue and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

Change of Control.  We are required to obtain the consent of the holders of the 2010 notes representing at least a majority of the aggregate principal amount of the 2010 notes then outstanding in order to enter into a change of control transaction.  If such consent is obtained the holders of the 2010 notes may require us to redeem all or any portion of such notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.

2010 Notes
2011	$1,200,000
2012	2,375,568
2013	3,122,872
2014	1,228,622
Total payments	$7,927,062

In addition to the above future minimum debt payments there is $3.0 million that will be collected from the rights offering and converted into equity.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.6 million and $0.3 million related to the development of internal use software during the years ended December 31, 2010 and 2009, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

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

Income Taxes:

We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities, determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2010, nor do we have any as of March 23, 2011.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2010, our disclosure controls were effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption "Certain Information with Respect to Executive Officers," appearing in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Compliance with Section 16(a) of the Exchange Act," appearing in the Proxy Statement is incorporated herein by reference.

Code of Ethics.

The information under the caption "Code of Ethics" appearing in the Proxy Statement is incorporated herein by reference.

Audit Committee.

The information under the caption "Information Regarding the Board and its Standing Committees," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions and Director Independence," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Principal Accountant Fees and Services," appearing in the Proxy Statement is incorporated herein by reference.

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

3.1(a)	Certificate of Incorporation (2)
3.1(b)	Amendment to Certificate of Incorporation dated June 17, 2009 (2a)
3.2	Bylaws, as amended (6)

4.1	Form of senior secured notes issued on July 2, 2010 (9)
10.1#	Telanetix, Inc. 2005 Equity Incentive Plan (2a)
10.2(a)#	Doug Johnson Employment Agreement dated April 28, 2008 (4)
10.2(b)#	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (7)
10.3(a)#	J. Paul Quinn Employment Agreement dated April 28, 2008 (4)
10.3(b)#	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (7)
10.4#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (5)
10.6	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (8)
10.7	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the holders of debentures identified therein (9)
10.8	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (9)
10.9	Registration Rights agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein. (9)
10.10	Pledge and Security Agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured notes issued on July 2, 2010 (9)
10.11	Guaranty dated July 2, 2010, issued by the subsidiaries of Telanetix, Inc., a Delaware corporation (9)
10.12#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and Douglas N. Johnson (9)
10.13#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and J. Paul Quinn (9)
10.14#	Telanetix, Inc. 2010 Stock Incentive Plan (9)
10.15#	Form of Nonqualified Stock Option Agreement issued under the Telanetix, Inc. 2010 Stock Incentive Plan (9)
10.16	Form of Letter Agreement dated July 1, 2010, between Telanetix, Inc., a Delaware corporation, and directors designated by HCP-TELA, LLC (9)
11.1	Statement re Computation of Per Share Earnings (10)
14.1	Code of Business Conduct and Ethics (3)

21.1*	Listing of Subsidiaries
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (contained in the signature page)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

#	Management contract or compensatory plan or arrangement
*	Filed herewith

(1)	Incorporated herein by reference to the registrant's Form 8-K filed on September 4, 2007
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006

(2a)	Incorporated herein by reference to the registrant's Form 10-Q filed on August 12, 2009
(3)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007

(4)	Incorporated herein by reference to the registrant's Form 8-K filed on May 8, 2008
(5)	Incorporated herein by reference to the registrant's Form 8-K filed on June 26, 2008

(6)	Incorporated herein by reference to the registrant's Form 8-K filed on April 29, 2009

(7)	Incorporated herein by reference to the registrant's Form 8-K filed on July 2, 2009
(8)	Incorporated herein by reference to the registrant's Form 8-K filed on November 2, 2009

(9)	Incorporated herein by reference to the registrant's Form 8-K filed on July 7, 2010
(10)	Included with the financial statements filed with this registration statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: March 23, 2011	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Telanetix, Inc., a Delaware corporation, hereby constitutes and appoints Douglas N. Johnson and J. Paul Quinn, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ DOUGLAS N. JOHNSON Douglas N. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2011
/s/ J. PAUL QUINN J. Paul Quinn	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2011
/s/ STEVEN J. DAVIS Steven J. Davis	Director	March 23, 2011
/s/ DAVID A. RANE David A. Rane	Director	March 23, 2011

/s/ CHARLES HALE Charles Hale	Director	March 23, 2011
/s/ MARTIN HALE Martin Hale	Director	March 23, 2011

TELANETIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Telanetix, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
March 23, 2011

TELANETIX, INC.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets
Cash	$2,330,111	$493,413
Accounts receivable, net	1,590,022	1,888,393
Inventory	182,924	253,563
Prepaid expenses and other current assets	530,548	465,348
Total current assets	4,633,605	3,100,717
Property and equipment, net	2,641,731	3,733,120
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	11,178,337	13,378,337
Other assets	583,632	870,476
Total assets	$26,082,169	$28,127,514

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,609,488	$1,614,382
Accrued liabilities	2,326,465	3,141,315
Deferred revenue	1,016,021	897,453
Income tax payable	225,000	-
Current portion of capital lease obligations	404,710	683,249
Current portion of long-term debt	1,200,000	-
Beneficial conversion feature liabilities	-	4,052,071
Total current liabilities	6,781,684	10,388,470
Non-current liabilities
Accrued Interest	-	2,477,021
Deferred revenue, net of current portion	253,798	264,271
Capital lease obligations, net of current portion and debt discount	116,251	421,782
Long-term debt, net of current portion	5,291,539	-
Convertible debentures	-	18,518,487
Total non-current liabilities	5,661,588	21,681,561
Total liabilities	12,443,272	32,070,031
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 600,000,000 shares;
Issued and outstanding: 344,569,652 and 31,768,320 at December 31, 2010 and December 31, 2009, respectively	34,457	3,177
Additional paid in capital	43,569,588	34,848,164
Warrants	56,953	1,551,802
Accumulated deficit	(30,022,101)	(40,345,660)
Total stockholders' equity (deficit)	13,638,897	(3,942,517)
Total liabilities and stockholders' equity (deficit)	$26,082,169	$28,127,514

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2010	2009
Revenues	$28,520,084	$28,291,925

Cost of revenues	12,098,727	11,815,701

Gross profit	16,421,357	16,476,224

Operating expenses
Selling and marketing	6,817,724	6,283,628
General and administrative	7,402,862	8,142,528
Research, development and engineering	2,566,366	2,901,185
Depreciation	598,940	861,779
Amortization of purchased intangibles	2,200,000	2,200,000
Total operating expenses	19,585,892	20,389,120

Operating loss	(3,164,535)	(3,912,896)

Other income (expense)
Interest income	1,079	1,391
Interest expense	(3,306,085)	(4,083,058)
Gain on debt extinguishment	16,497,185	-
Change in fair market value of derivative liabilities	790,648	3,782,799
Total other income (expense)	13,982,827	(298,868)

Income (loss) from continuing operations before taxes	10,818,292	(4,211,764)

Income tax expense	225,000	-

Income (loss) from continuing operations	10,593,292	(4,211,764)

Loss from discontinued operations	(269,733)	(3,853,807)

Net income (loss)	$10,323,559	$(8,065,571)

Net income (loss) per share – basic and diluted
Continuing operations	$0.06	$(0.14)
Discontinued operations	—	(0.12)
Net income (loss) per share	$0.06	$(0.26)

Weighted average shares outstanding – basic and diluted	175,199,587	31,494,707

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2008	—	—	31,384,374	3,139	33,211,274	10,000	(32,280,089)	944,324

Repurchase of common stock			(533,334)	(53)	53			—

Stock based compensation					1,550,357			1,550,357

Common stock issued for earn out			917,280	91	86,480			86,5714

Warrants reclassed from debt to equity						1,541,802		1,541,802

Net loss							(8,065,571)	(8,065,571)

Balance, December 31, 2009	—	—	31,768,320	3,177	34,848,164	1,551,802	(40,345,660)	(3,942,517)

Stock based compensation					1,177,841			1,177,841

Effect of recapitalization
Equity			312,801,332	31,280	7,543,583			7,574,863
Warrants						(1,494,849)		(1,494,849)

Net income							10,323,559	10,323,559

Balance, December 31, 2010	—	$—	344,569,652	$34,457	$43,569,588	$56,953	$(30,022,101)	$13,638,897

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
Cash flows from operating activities:	2010	2009
Net income (loss)	$10,323,559	$(8,065,571)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(112,104)	(269,310)
Depreciation	1,776,928	1,968,340
Gain on debt extinguishment	(16,497,185)	-
Loss from discontinued operations	269,733	3,853,807
Loss on disposal of fixed assets	147,819	46,223
Amortization of deferred financing costs	76,999	114,967
Amortization of intangible assets	2,200,000	2,200,000
Stock based compensation	1,034,343	584,032
Amortization of note discounts	2,479,044	2,194,005
Non-cash interest expense	427,064	-
Change in fair value of warrant and beneficial conversion feature liabilities	(790,648)	(3,782,799)
Changes in assets and liabilities:
Accounts receivable	410,475	(71,172)
Inventory	70,639	(67,786)
Prepaid expenses and other assets	(38,222)	88,662
Accounts payable and accrued expenses	(251,207)	885,244
Accrued interest	218,930	1,588,779
Deferred revenue	108,095	206,368
Deferred compensation	-	(90,547)
Net cash provided by operating activities	1,854,262	1,383,242

Cash flows from investing activities:
Purchase of property and equipment	(719,410)	(496,746)
Proceeds from disposal of fixed assets	55,570	49,462
Net cash used by investing activities	(663,840)	(447,284)

Cash flows from financing activities:
Payments on capital leases	(753,587)	(1,053,021)
Proceeds from senior secured financing	10,500,000	-
Payments on convertible debenture	(7,500,000)	-
Payments of financing fees	(1,473,902)	-
Net cash used by financing activities	772,511	(1,053,021)

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	(126,235)	(364,661)
Net used by discontinued operations	(126,235)	(364,661)

Net increase (decrease) in cash	1,836,698	(481,724)
Cash at beginning of the period	493,413	975,137
Cash at end of the period	$2,330,111	$493,413

Supplemental disclosures of cash flow information:
Interest paid	$103,607	$185,304

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$169,517	$422,730
Common stock issued in connection with acquisitions	$—	$86,571
Warrants reclassed from debt to equity	$—	$1,541,802
Bonuses paid in stock	$490,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Telanetix, Inc. (the “Company”) is an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products, and hosted VoIP solutions to small-and-medium business marketplace through its Bellevue, Washington-based subsidiary, AccessLine Holdings Inc. (“AccessLine”).

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

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence videoconferencing product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

As a result of the sale of AVS, and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 consolidated financial statements. See Note 2 – Discontinued Operations.

Liquidity:

Our cash balance as of December 31, 2010 was $2.3 million.  At that time, we had accounts receivable of $1.6 million and a working capital deficit of $2.1 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  In addition, current liabilities include accrued bonuses of $0.1 million. The aforementioned items represent $1.8 million of total current liabilities as of December 31, 2010. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2010 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2012.

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

Reclassifications:

Prior year amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net loss.

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

The Company has recorded an allowance for doubtful accounts of $0.1 million and $0.2 million at December 31, 2010 and 2009, respectively.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis.  Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future product life-cycles, product demand and market conditions, which totaled less than $0.1 million in both 2010 and 2009.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.6 million and $0.3 million related to the development of internal use software during the years ended December 31, 2010 and 2009, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

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

Advertising:

The Company expenses direct advertising as the costs are incurred.  The costs of advertising consist primarily of E-commerce advertisements and other direct costs.  Advertising expense was $2.4 and $2.0 million for years ended December 31, 2010 and 2009, respectively.

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

The Company has the following dilutive common stock equivalents as of December 31, 2010 and 2009 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2010	2009
Convertible Debentures	—	98,831,000

Stock Options	71,623,417	10,873,043
Warrants	2,749,556	12,695,718
Total	74,372,973	122,399,761

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

2. Discontinued Operation

In October 2009, the Company transferred all of the issued and outstanding interests in AVS to an individual purchaser.  AVS operated the system integration, design, build out and installation aspects of the Company’s video solutions business.  The purchaser was an employee of AVS.  The transfer related solely to the Company’s video integration business, and not the Company’s Digital Presence video product business.  The Company did not transfer any assets or intellectual property relating to its Digital Presence product line.

The membership interests were transferred for nominal consideration.  In connection with the transfer, all underlying assets and liabilities were retained.  The Company determined that the total amount of consideration it received represented fair value for the membership interests.   The Company completed the disposition of the membership interests, and consequently the assets used in and liabilities arising from the business operations of AVS, in October 2009. The Company no longer holds any ownership interest in AVS.

In December 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s Digital Presence videoconferencing product line so that the Company could focus on growing the business of its AccessLine subsidiary which has been experiencing year over year revenue growth.  The Digital Presence product line experienced a dramatic sales decline in 2009 as compared to prior years.  In March 2010, the Company terminated its Digital Presence product line and ceased incurring costs related to its development.

The Company’s offerings were organized along two product categories: Video Solutions and Voice and Network Solutions, which were considered segments for reporting purposes.  The segments were determined in accordance with how management views and evaluates the Company’s business. The Company’s Video Solutions segment included both telepresence solutions and other supporting audio-visual applications.  As a result of the sale of AVS on October 27, 2009 and the termination of the Digital Presence product line, the Company has reflected its video segment as discontinued operations in its 2009 and 2010 consolidated financial statements.

As of December 31, 2009, all of the assets and liabilities related to the Video Solutions segment had been disposed of, written off or collected.

The following table summarizes certain operating data for discontinued operations for the years ended December 31:

2009
Revenues	$3,465,150
Cost of revenues	(2,903,481)
Other expenses	(4,415,476)
Loss from discontinued operations	$(3,853,807)

In 2010 the Company incurred $0.3 million in discontinued operations related to the wind down of the Company’s video telepresence product line.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2010 and 2009:

	Estimated Useful	December 31,
	Life	2010	2009
Communications equipment	2-5 years	$5,366,424	$5,617,256
Capitalized software development costs	2 years	2,487,197	1,888,286
Software and computer equipment	3-5 years	337,706	243,469
Furniture and fixtures	5-7 years	17,463	12,704
Leasehold improvements	Life of lease	17,044	17,044
		8,225,834	7,778,759
Accumulated depreciation and amortization		(5,584,103)	(4,045,639)
		$2,641,731	$3,733,120

As of December 31, 2010, property and equipment with a cost of $4.5 million was primarily financed through capital lease obligations with $2.8 million of accumulated amortization associated with these assets. As of December 31, 2009, property and equipment with a cost of $4.5 million was primarily financed through capital lease obligations with $1.9 million of accumulated amortization associated with these assets.

As of December 31, 2010, capitalized software development costs had a net book value of $0.5 million which will be amortized to depreciation expense in future periods as follows: $0.4 million in 2011 and $0.1 million in 2012.

4. Goodwill and Purchased Intangibles

Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and results from the Company’s acquisition of Accessline in 2007. In addition to the goodwill recorded at the time of purchase, the acquisition agreement required the Company to pay up to an additional $9.0 million in the form of 2,500,000 shares of its restricted common stock upon the achievement of certain future financial objectives, the value of which would increase the amount of goodwill recorded in the transaction.  The first earn out period ended December 31, 2007.  In April 2008, when the contingency related to the first earn out period was resolved, the Company issued 599,130 shares valued at $0.6 million, resulting in increases to goodwill and equity.  The second earn out period ended June 30, 2008, and the Company issued 529,252 shares valued at $0.3 million in July 2008 when the contingency was resolved.  The increase in goodwill and equity were recorded in the third fiscal quarter of 2008.  The third earn out period ended December 31, 2008, and the Company issued 515,622 shares valued at $0.04 million in February 2009.  The increase in goodwill and equity was recorded in the first quarter of fiscal 2009. The final earn out period ended on June 30, 2009 and the Company issued 401,658 shares valued at $0.04 million in July 2009. The increase in goodwill and equity was recorded in the third quarter of 2009. The Company has recorded goodwill of $7.0 million at both December 31, 2010 and 2009. Goodwill is not amortized.

The Company tests goodwill for impairment using a two-step process on at least an annual basis. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairments related to goodwill existed as of December 31, 2010 and 2009.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded at both December 31, 2010 and 2009.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2010:

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value
Developed technology	$7,600,000	$(2,501,663)	$—	$5,098,337
Trademarks and trade names	6,000,000	—	(2,380,000)	3,620,000
Customer-related intangibles	7,200,000	(4,740,000)	—	2,460,000
Total	$20,800,000	$(7,241,663)	$(2,380,000)	$11,178,337

The Company recorded amortization expense related to purchased intangibles of $2.2 million for both years ended December 31, 2010 and 2009, which is included in amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.  Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows:

Year ending December 31,	Amount
2011	$2,200,000
2012	1,780,000
2013	760,000
2014	760,000
2015	760,000
Thereafter	1,298,337
Total	$7,558,337

5. Other Assets

Other assets consist of the following:

	December 31,
	2010	2009
Restricted cash	$100,000	$100,000
Deposits	226,148	553,127
Deferred financing costs, net	257,484	517,349
	$583,632	$870,476

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors.  Deposits represent cash paid as collateral in favor of certain creditors and lessors. Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the debentures using the effective interest method.  The Company recorded amortization expense related to deferred financing costs of $0.1 million and $0.1 million in the fiscal years ended December 31, 2010 and 2009, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued payroll, benefits and taxes	$911,574	$1,437,779
Telecom taxes payable	950,604	1,137,197
Deferred Rent	167,667	194,948
Other	296,620	371,391
	$2,326,465	$3,141,315

7. Deferred Revenue

Deferred Revenue consists of the following:

	December 31,
	2010	2009
Monthly recurring fees	$711,394	$652,821
Unearned activation fees	558,425	506,403
Other	-	2,500
Total deferred revenue	1,269,819	1,161,724
Less non-current portion	(253,798)	(264,271)
Deferred revenue, current portion	$1,016,021	$897,453

The deferred monthly recurring fees will be recognized in the month following billing, the unearned activation fees will be recognized over the next three years, and all other deferred revenue is expected to be recognized over the next year.

8. Recapitalization

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

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company agreed to issue to Hale $10.5 million of senior secured notes (the "2010 notes"), and 287,501,703 unregistered shares of its common stock.  The carrying value assigned to the debt and equity as $10.5 million and $4.8 million, respectively as determined by a third party valuation specialist.  The allocation between debt and resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 notes using the effective interest method.  A summary of the material terms of the 2010 notes is set forth in Note 10—2010 Notes, below.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company fails to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale has waived any default relating to the initial effectiveness failure and we have amended the registration rights agreement to extend the registration statement effectiveness deadline to March 31, 2011.

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

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, the Company expects the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, the Company continues to incur losses from operations.  Accordingly, the Company expects to continue to record a full valuation allowance against its remaining net deferred tax assets until the Company sustains an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change will result in a California state income tax expense of approximately $225,000.  The impact of this state tax expense was recorded in the fourth quarter of 2010.

9. The 2010 Notes

The following summarizes other terms of the 2010 notes are as follows:

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

Covenants.  The 2010 notes impose certain covenants on the Company, including: restrictions against incurring additional indebtedness, creating any liens on its property, entering into a change in control transaction, redeeming or paying dividends on shares of its outstanding common stock, entering into certain related party transactions, changing the nature of its business, making or investing in a joint venture, disposing of any of its assets outside of the ordinary course of business, effecting any subsequent offering of debt or equity, amending its articles of incorporation or bylaws, limiting its ability to enter into lease arrangements.

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

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate of 77,881,027 shares of our common stock at a subscription price of $0.0385202935 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  The discount on the 2010 Notes resulted in a potential beneficial conversion feature on the portion of the notes subject to the rights offering.  The amount of beneficial conversion feature will depend solely on the proceeds from the rights offering and, as a result, could result in a one-time charge to interest expense of $0 to approximately $1.0 million upon completion of the offering.

The following table summarizes information relative to the 2010 Notes at December 31, 2010:

December 31, 2010
Face value of debt	$10,500,000
Plus: accreted interest	427,062
Less: unamortized debt discounts	(4,435,523)
2010 Notes, net of discounts	6,491,539
Less current portion	(1,200,000)
2010 Notes, long term portion	$5,291,539

Aggregate annual payments of long-term debt are stated below:

2011	$1,200,000
2012	$2,375,568
2013	$3,122,872
2014	$1,228,622
Total	$7,927,062

In addition to the above future minimum debt payments there is $3.0 million that will be collected from the rights offering and converted into equity.

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation using relative fair values.

10. Convertible Debentures

As discussed in Note 8 – Securities Exchange and Amendment Agreements, in May 2009, pursuant to the terms of an Amendment Agreement dated May 8, 2009 (the "Amendment Agreement"), the Company restructured the terms of the then-outstanding debentures it issued in June 2008, August 2008 and December 2008 and all of the Company's then-outstanding warrants issued in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008.  In connection with the Recapitalization which occurred on July 2, 2010, the Company repurchased all of the debentures that were subject of the Amendment Agreement and all of the Company's warrants that were subject of the Amendment Agreement were cancelled. See "Debenture Repurchase," below.

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

As discussed above under the caption "interest", when originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter.  The Company has recorded interest expense for the period ended December 31, 2010, at the effective interest rate of the debentures during that period.

All of the Company's debentures were repurchased and cancelled as of July 2, 2010, and the beneficial conversion feature derivative liability was eliminated.

The following table summarizes information relative to the outstanding debentures at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Convertible debentures	$-	$29,649,300
Less unamortized discounts:
Original issue discount	-	(4,190,903)
Detachable warrants discount	-	(2,100,996)
Beneficial conversion feature discount	-	(4,838,914)
Convertible debentures, net of discounts	-	18,518,487
Less current portion	-	-
Convertible debentures, long term portion	$-	$18,518,487

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

At December 31, 2009, the Company recorded beneficial conversion liabilities of $4.1 million.  For the years ended December 31, 2010 and 2009, the Company recognized other income of $0.8 million and $4.8 million, respectively related to the change in fair market value of the beneficial conversion liabilities.

11. Fair Value Measurements

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

On July 2, 2010, in connection with the Recapitalization, the Company repurchased all if its then-outstanding debentures and converted all of its then-outstanding warrants that were issued in connection with such debentures.  As a result, the Company eliminated the beneficial conversion feature derivative liability.  Prior to the recapitalization the Company recorded a liability related beneficial conversion features, which was revalued at fair value at the end of each quarter with the gain or loss being recognized in the consolidated statement of operations.  See Note 11 – Convertible Debentures.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities (Level 3) as of December 31, 2010:

Beginning balance January 1, 2010	$4,052,071
Change in fair market value of derivative liabilities	(790,648)
Elimination due to Recapitalization	(3,261,423)
Ending balance December 31, 2010	$-

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.  The carrying value of the 2010 notes approximates fair value given the proximity issuance date July 2, 2010 to December 31, 2010.

12. Warrants and Warrant Liabilities

In connection with its various financings through December 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its convertible debentures.  The Company issued such warrants in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008.  In May 2009, the Company restructured the terms of the then-outstanding debentures and all of the Company's then-outstanding warrants issued in connection with the debentures pursuant to the terms of the Amendment Agreement.  In connection with the Recapitalization, the Company repurchased all of its then-outstanding debentures and cancelled substantially all of its then-outstanding warrants. See Note 10—Convertible Debentures.

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

The fair value of the warrants was estimated at their various issuance dates and revalued at May 8, 2009, using the Monte Carlo model discussed in Note 10—Convertible Debentures.  Effective with the reclassification of the warrants to equity on May 8, 2009, the Company no longer reports a warrant liability and no longer recognizes other income or expense related to the warrants.  During the period ended December 31, 2009, the Company recognized other expense of $1.0 million, related to the change in fair market value of the warrants.

On July 2, 2010, in connection with the Recapitalization, the Company eliminated all of the warrants it issued in connection with debentures and none of those warrants were outstanding as of December 31, 2010.  See Note 10—Convertible Debentures.

At December 31, 2010 and December 31, 2009, 2,749,556 and 12,695,718 shares, respectively, were subject to outstanding warrants at a weighted average exercise price of $0.30 and $0.45, respectively.  The following table summarizes information about warrants outstanding at December 31, 2010.

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.03852	2,336,431	4.50
$1.25	105,000	2.42
$1.73	200,000	2.24
$1.92	78,125	2.24
$4.00	30,000	2.13
	2,749,556

13. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  At both December 31, 2010 and 2009, one customer accounted for 11% of gross accounts receivable.

No one customer accounted for more than 10% of the Company’s revenue in 2010, while one customer accounted for 11% of the Company’s revenue in 2009.  Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010.  This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  Revenue received from these customers account for approximately 7% and 17% for the twelve months ended December 31, 2010 and 2009, respectively.

The Company relies on primarily one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

14. Commitments and contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 28, 2013 and include certain renewal options.  Rent expense under the operating leases totaled $1.6 million and $1.7 million for the years ended December 31, 2010 and 2009.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2011	1,516,437	437,155
2012	1,219,702	106,625
2013	184,920	20,636
Total minimum lease payments	$2,921,059	564,416
Less amount representing interest		(43,455)
Present value of minimum lease payments		520,961
Less current portion		(404,710)
		$116,251

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

15. Preferred Stock, Common Stock and Dividends

As of December 31, 2010, the Company had 344,569,652 shares of common stock issued and outstanding and had no shares of preferred stock issued or outstanding.  The Company has never declared or paid any cash dividends on its common stock.

16. Stock Based Compensation

Stock Option Plans

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

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

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 89,189,859 shares of the Company’s common stock to the Company’s employees, directors or consultants.  The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $0.040 per share and Tranches 2, 3, and 4 having an option price of $0.07704 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Committee, but in no event shall an Option be exercisable more than ten years after the date it is granted.

A summary of option activity under the 2005 Plan and 2010 Plan as of December 31, 2010 and 2009, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2009	11,486,293	$0.28
Granted	1,148,500	0.07
Exercised	—	—
Forfeited or expired	(1,761,750)	0.16
Outstanding at December 31, 2009	10,873,043	$0.19
Granted	61,531,355	0.06
Exercised	—	—
Forfeited or expired	(780,981)	0.22
Outstanding at December 31, 2010	71,623,417	$0.08

The intrinsic value of options exercised was zero for both the years ended December 31, 2010 and 2009.

The options outstanding and currently exercisable by exercise price at December 31, 2010 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.04 to 0.07	39,563,455	9.26	$0.046	8,437,229	6.83	$0.07
$0.08 to 0.15	31,654,003	9.93	$.08	879,121	4.42	$0.10
$2.55 to 3.50	405,959	7.50	$2.96	405,959	7.50	$2.96
	71,623,417	9.53	$0.08	9,722,309	7.10	$0.19

As of December 31, 2010 and 2009, 9,722,309 and 5,416,533 outstanding options, respectively, were exercisable at an aggregate average exercise price of $0.19 and $0.43, respectively.  The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2010 was less than $0.1 million.

As of December 31, 2010, total compensation cost related to non-vested stock options not yet recognized, was $2.1 million, of the $2.1 million $1.0 million is expected to be recognized over the next three years on a weighted average basis, and includes stock options with contingent vesting.  Of the $2.1 million, $1.1 million is related to stock options in Tranches 2, 3, and 4 with contingent vesting which will be recognized when it is probable the options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the years ended December 31, 2010 and 2009, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2010	2009
Selling and marketing	$227,214	$125,487
General and administrative	561,921	278,342
Research and development	245,208	180,203
Stock based compensation included in continuing operations	1,034,343	584,032
Stock based compensation in discontinued operations	143,498	966,325
Total stock-based compensation expense related to employee equity awards	$1,117,841	$1,550,357

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010 and 2009 was $0.04 per share and $0.05 per share, respectively.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period:

	December 31,
	2010	2009
Expected volatility	160.0%	90.7% to 114.7%
Risk-free interest rate	2.17% to 3.23%	2.22% to 3.00%
Expected dividends	—	—
Expected life (yrs)	6.0 to 10.0	5.27 to 6.10

In 2010 the expected volatility is based on the Company’s historical volatility.  In 2009, the expected volatility is based on a weighting of the Company’s historical volatility and the average historical volatility of publicly traded surrogates in the Company’s peer group.  Peer group information was used in 2009 due to the Company’s limited trading history. .

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

17. Income Taxes

The Company recorded a $225,000 provision for state income taxes in the fiscal year ended December 31, 2010 and did not record a provision in 2009, as it has experienced net losses from inception through December 31, 2009.

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2010	2009
Expected tax benefit at statutory rate	$3,600,000	$(2,740,000)
Effects of permanent differences	10,000	630,000
State tax	65,000	(330,000)
Change in valuation allowance	(3,600,000)	1,780,000
True-up of deferreds	—	660,000
Other	150,000	—
Tax Provision	$225,000	$—

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized.  The deferred tax assets and liabilities consist of the following components:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$11,030,000	17,680,000
Other	3,635,000	1,460,000
	14,665,000	19,140,000
Deferred tax liabilities:
Purchased intangibles, net	(4,465,000)	(5,340,000)
Other	—	—
	(4,465,000)	(5,340,000)
Net deferred tax asset	10,200,000	13,800,000
Less valuation allowance	(10,200,000)	(13,800,000)
	$—	$—

The valuation allowance decreased by $3.6 million in 2010 and increased $1.8 million in 2009. The decrease in the valuation allowance of $3.6 million in 2010 is primarily due to the decrease in net operating loss carryforwards. The increase in the valuation allowance of $1.8 million in 2009 is primarily due to the increase in net operating loss carry forwards.

The Company has federal net operating loss carryforwards, net of section 382 limitations, totaling approximately $28 million that may be offset against future federal income taxes.  If not used, the carryforwards will begin expiring in fiscal 2011.

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

We have historically classified interest and penalties on income tax liabilities as additional income tax expense.  As of December 31, 2010, our Consolidated Balance Sheet included no accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions.  As of December 31, 2010, we were not under examination by any major tax jurisdiction. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2007 and it is no longer subject to state tax examinations for years prior to 2006. However, due to our net operating loss carryforwards, the statute generally remains open to examination.

18. Related Party Transactions

As disclosed Note 10 we have a securities agreement with Hale Capital Partners our controlling shareholder.

19. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.