Form 10-Q
period 2011-03-31
Telanetix,Inc
filed 2011-05-11
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or

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

As of May 9, 2011, 361,487,820 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2011

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

The forward-looking statements in this report are based upon management's current expectations, which management believes are reasonable.  We cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under "Item 1A. Risk Factors" in Part II of this report and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$2,056,141	$2,330,111
Accounts receivable, net	1,747,334	1,590,022
Inventory	315,684	182,924
Prepaid expenses and other current assets	442,613	530,548
Total current assets	4,561,772	4,633,605
Property and equipment, net	2,544,492	2,641,731
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	10,628,337	11,178,337
Other assets	574,370	583,632
Total assets	$25,353,835	$26,082,169

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,722,955	$1,609,488
Accrued liabilities	2,320,114	2,326,465
Deferred revenue	1,027,006	1,016,021
Income tax payable	53,400	225,000
Current portion of capital lease obligations	374,642	404,710
Current portion of long-term debt	1,800,000	1,200,000
Total current liabilities	7,298,117	6,781,684
Non-current liabilities
Deferred revenue, net of current portion	234,134	253,798
Capital lease obligations, net of current portion	159,968	116,251
Long-term debt, net of current portion	5,511,954	5,291,539
Total non-current liabilities	5,906,056	5,661,588
Total liabilities	13,204,173	12,443,272
Stockholders' equity
Common stock, $.0001 par value; Authorized: 600,000,000 shares; Issued and outstanding: 344,569,652 at March 31, 2011 and December 31, 2010, respectively	34,457	34,457
Additional paid in capital	43,691,430	43,569,588
Warrants	56,953	56,953
Accumulated deficit	(31,633,178)	(30,022,101)
Total stockholders' equity	12,149,662	13,638,897
Total liabilities and stockholders' equity	$25,353,835	$26,082,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$6,934,401	$7,660,697

Cost of revenues	2,870,397	3,181,258

Gross profit	4,064,004	4,479,439

Operating expenses
Selling and marketing	1,748,294	1,576,323
General and administrative	1,901,079	1,961,865
Research, development and engineering	478,510	739,319
Depreciation	152,814	143,541
Amortization of purchased intangibles	550,000	550,000
Total operating expenses	4,830,697	4,971,048

Operating loss	(766,693)	(491,609)

Other income (expense)
Interest income	133	64
Interest expense	(844,517)	(788,499)

Change in fair value of derivative liabilities	-	(4,249,733)
Total other income (expense)	(844,384)	(5,038,168)

Loss from continuing operations before taxes	(1,611,077)	(5,529,777)

Income tax expense	-	-

Loss from continuing operations	(1,611,077)	(5,529,777)

Loss from discontinued operations	-	(198,387)

Net loss	$(1,611,077)	$(5,728,164)

Net loss per share – basic and diluted
Continuing operations	$0.00	$(0.17)
Discontinued operations	-	(0.01)
Net loss per share	$0.00	$(0.18)

Weighted average shares outstanding – basic and diluted	344,569,652	31,768,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,611,077)	$(5,728,164)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(9,782)	(54,347)
Depreciation	437,415	439,328
Loss from discontinued operations	-	198,387
(Gain) loss on disposal of fixed assets	-	(7,565)
Amortization of deferred financing costs	9,558	28,742
Amortization of intangible assets	550,000	550,000
Stock based compensation	121,842	145,802
Amortization of note discounts	600,414	618,379
Non-cash interest expense	220,001	-
Change in fair value of warrant and beneficial conversion feature liabilities	-	4,249,733
Changes in assets and liabilities:
Accounts receivable	(147,530)	(236,599)
Inventory	(132,760)	(3,494)
Prepaid expenses and other assets	87,639	(91,729)
Accounts payable and accrued expenses	(64,483)	525,942
Accrued interest	-	109,465
Deferred revenue	(8,679)	72,771

Net cash provided by operating activities	52,558	816,651

Cash flows from investing activities:
Purchase of property and equipment	(177,618)	(151,817)
Proceeds from disposal of fixed assets	-	4,787
Net cash used by investing activities	(177,618)	(147,030)

Cash flows from financing activities:
Payments on capital leases	(148,910)	(213,058)

Net cash used by financing activities	(148,910)	(213,058)

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	-	(126,235)

Net cash used by discontinued operations	-	(126,235)

Net increase (decrease) in cash	(273,970)	330,328
Cash at beginning of the period	2,330,111	493,413
Cash at end of the period	$2,056,141	$823,741

Supplemental disclosures of cash flow information:
Interest paid	$14,544	$31,916

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$162,559	$130,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

The Company is an IP communications company.  Through its AccessLine-branded VoIP Services, the Company provides customers with a range of business phone services and applications.  At the core of these business phone services are proprietary software components, all of which are developed internally and loaded on standard commercial grade servers.   AccessLine phone services can be delivered with a variety of hosted features configured to meet the application needs of the customer.  By delivering business phone service to the market in this manner, the Company's VoIP Services offer flexibility to customers and can serve a variety of business sizes.

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

The Company's revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of March 31, 2011, the consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  On an on-going basis, we evaluates our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

Liquidity:

The Company's cash balance as of March 31, 2011 was $2.1 million.  At that time, the Company had accounts receivable of $1.7 million and a working capital deficit of $2.7 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.7 million of total current liabilities as of March 31, 2011. The Company does not anticipate being in a positive working capital position in the near future.  However, if the Company continues to generate revenue and gross profit consistent with its growth in 2010 and maintain control of its variable operating expenses, the Company believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least April 1, 2012.

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

3. Discontinued Operation

In the first quarter of 2010 the Company incurred $0.2 million in discontinued operations related to the wind down of the Company's telepresence video conferencing product line.

4. Recapitalization

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

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company agreed to issue to Hale $10.5 million of senior secured notes (the "2010 notes"), and 287,501,703 unregistered shares of its common stock.  The carrying value assigned to the debt and equity was based on the relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 notes using the effective interest method.  A summary of the material terms of the 2010 notes is set forth in Note 5—2010 Notes, below.

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering.  In connection with the rights offering, depending on the amount of capital it raises, the Company and Hale agreed that the Company would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of the Company's common stock.  See "Note 5," below.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company fails to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company agree to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows effective as of the date hereof: “Initial Effectiveness Deadline” means July 31, 2011.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement, on July 2, 2010, the Company received gross proceeds of $10.5 million.  The Company incurred expenses of approximately $1.5 million in connection with the transactions contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  The Company used $7.5 million of these proceeds to repurchase its outstanding debentures and allotted the remaining $1.5 million for working capital purposes, including advertising and distribution programs for its Digital Phone Service products.

Merriman Curhan Ford acted as the Company's financial advisor in the transaction and was paid a fee of $682,500 in connection with the transaction.  The Company also issued to Merriman Curhan Ford warrants to purchase 2,336,431 shares of its common stock.  The warrants are exercisable at $0.03852 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with its employees who had earned compensation under its senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts were being withheld to pay applicable withholding taxes, and the balance in unregistered shares of the Company's common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed.  In the aggregate, the Company paid $147,230 in cash and issued 8,918,421 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, the Company expects the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, the Company continues to incur losses from operations.  Accordingly, the Company expects to continue to record a full valuation allowance against its remaining net deferred tax assets until the Company sustains an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change in 2010 will result in a California state income tax expense of approximately $225,000.  The impact of this state tax expense was recorded in the fourth quarter of 2010.

5. The 2010 Notes

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

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which are not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale's security documents to be binding and enforceable, and casualty loss of any of the Company's assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, the Company may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  The Company was not in default for the three months ending March 31, 2011.

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

 Rights Offering, Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which it would distribute at no charge to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 77,881,027 shares of common stock at a subscription price of $0.0385202935 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  The discount on the 2010 Notes resulted in a potential beneficial conversion feature on the portion of the notes subject to the rights offering.  The amount of beneficial conversion feature will depend solely on the proceeds from the rights offering and, as a result, could result in a one-time charge to interest expense of $0 to approximately $1.0 million upon completion of the offering.

The following table summarizes information relative to the 2010 Notes at March 31, 2011:

March 31, 2011
Face value of debt	$10,500,000
Plus: accreted interest	647,064
Less: unamortized debt discounts	(3,835,110)
2010 Notes, net of discounts	7,311,954
Less current portion	(1,800,000)
2010 Notes, long term portion	$5,511,954

Aggregate annual payments of long-term debt are stated below:

2011	$1,800,000
2012	$2,653,925
2013	$3,166,440
2014	$526,699
Total	$8,147,064

The above table excludes $3.0 million that will be collected from the rights offering and converted into equity.

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation using relative fair values.

6. Fair Value Measurements

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

On July 2, 2010, in connection with the Recapitalization, the Company repurchased all if it’s then-outstanding debentures and converted all of its then-outstanding warrants that were issued in connection with such debentures.  As a result, the Company eliminated the beneficial conversion feature derivative liability.  Prior to the recapitalization the Company recorded a liability related beneficial conversion features, which was revalued at fair value at the end of each quarter with the gain or loss being recognized in the consolidated statement of operations.  See Note 7 – Convertible Debentures.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.  The carrying value of the 2010 Notes approximates fair value given the proximity of the issuance date July 2, 2010 to March 31, 2011.

 7. Convertible Debentures

As discussed in Note 4 – Recapitalization, on July 2, 2010, the Company repurchased all of the debentures that were subject of the Amendment Agreement and all of the Company’s warrants there were subject of the Amendment Agreement were cancelled.  The terms of the debentures, prior to their cancellation, was as follows:

Term. The convertible debentures were due and payable on June 30, 2014.

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

Principal Payment. The principal amount of the convertible debenture, if not paid earlier, was due and payable on June 30, 2014.

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

Voluntary Conversion by Holder. When originally issued, the debentures were convertible at any time at the discretion of the holder at a conversion price per share of $1.25, subject to adjustment including full-ratchet, anti-dilution protection. The conversion price was reduced to $0.40 with the December 2008 amendment and further reduced to $0.30 with the May 2009 amendment.

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

All of the Company’s debentures were repurchased and cancelled as of July 2, 2010, and the beneficial conversion feature derivative liability was eliminated.

For each reporting period that the convertible debentures were outstanding, the Company assessed the value of its convertible debentures which were accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At March 31, 2010, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contain embedded derivative features, which are accounted for at fair value as a compound embedded derivative at March 31, 2010.  This compound embedded derivative includes the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At March 31, 2010, the Company recorded beneficial conversion liabilities of $8.3 million.  For the three months ended March 31, 2010, the Company recognized other expense of $4.2 million related to the change in fair market value of the beneficial conversion liabilities.

8. Warrants and Warrant Liabilities

In connection with its various financings through December 2008, the Company issued warrants to purchase shares of common stock in conjunction with the sale of its convertible debentures. The Company issued such warrants in December 2006, February 2007, August 2007, March 2008, August 2008 and December 2008.  In May 2009, the Company restructured the terms of the then-outstanding debentures and all of the Company’s then-outstanding warrants issued in connections with the Debentures pursuant to the terms of the Amendment Agreement.  In connection with the Recapitalization, the Company repurchased all of its then-outstanding debentures and cancelled substantially all of its then-outstanding warrants.  See Note 7 – Convertible Debentures.

Under the terms of the Amendment Agreement, the holders of the then-outstanding warrants were granted the right to exchange their outstanding warrants for shares of the Company’s common stock at the rate of 1.063 shares of common stock, subject to adjustment for stock splits and dividends.  In exchange, the price-based anti-dilution protection under the warrants was eliminated.  Previously the exercise price of the warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time the Company issued common stock or common stock equivalents at a price less than the exercise price of the warrants.  The Amendment Agreement eliminated the potential for future price-based dilution from the warrants, and accordingly, the warrants are no longer a derivative liability and their value as of May 8, 2009, was reclassed to equity.

On July 2, 2010, in connection with the Recapitalization, the Company eliminated all of the warrants is issued in connection with debentures and none of those warrants are outstanding as of December 31, 2010.  See Note 7 – Convertible Debentures.

There were 2,749,556 shares subject to warrants at a weighted average exercise price of $0.30 at March 31, 2011and December 31, 2010.

The following table summarizes information about warrants outstanding at March 31, 2011:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$0.04	2,336,431	4.25
$1.25	105,000	2.17
$1.73	200,000	1.99
$1.92	78,125	1.99
$4.00	30,000	1.88
	2,749,556

9. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  One customer accounted for 11% of gross accounts receivable at March 31, 2011and December 31, 2010, respectively.

No one customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2011, or March 31, 2010, respectively.  During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately zero during the three months ended March 31, 2011, as compared to 15% during the three months ended March 31, 2010.

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

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 5 million shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 8.5 million shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 15.5 million shares.  At March 31, 2011 there were 9,911,368 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 89,189,859 shares of the Company’s common stock to the Company’s employees, directors or consultants.  The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $0.04000 per share and Tranches 2, 3, and 4 having an option price of $0.07704 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Committee, but in no event shall an Option be exercisable more than ten years after the date it is granted.

A summary of option activity under the 2005 Plan and 2010 Plan as of March 31, 2011, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	71,623,417	$0.08
Granted	14,424,732	.06
Exercised	—	—
Forfeited or expired	(8,027,449)	.06
Outstanding at March 31, 2011	78,020,700	$0.08

The options outstanding and currently exercisable by exercise price at March 31, 2011 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$0.04 to 0.07	42,695,094	9.03	$0.05	9,914,780	6.73	$0.06
$0.08 to 0.15	34,919,647	9.61	$0.08	881,634	4.19	$0.10
$2.55 to 3.50	405,959	6.34	$2.96	405,959	6.34	$2.96
	78,020,700	9.27	$0.08	11,202,373	6.52	$0.17

As of March 31, 2011 and December 31, 2010, 11,202,373 and 9,722,309 outstanding options were exercisable at an aggregate average exercise price of $0.17 and $0.19, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2011 was $0.1 million.

As of March 31, 2011, total compensation cost related to non-vested stock options not yet recognized was $2.1 million, of the $2.1 million, $1.0 million is expected to recognized over the next three years on a weighted average basis, and includes stock options with contingent vesting.  The remaining $1.1 million is related to stock options in Tranches 2, 3, and 4 with contingent vesting which will be recognized when it is probable the options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010, and its allocation within the Consolidated Statements of Operations:

	March 31,
	2011	2010
Selling and marketing	$31,400	$31,246
General and administrative	42,766	70,255
Research and development	47,676	44,301
Stock based compensation included in continuing operations	121,842	145,802
Stock based compensation in discontinued operations	-	72,152
Total stock-based compensation expense related to employee equity awards	$121,842	$217,954

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2011 was $0.06 per share.  There were no options granted during the three months ended March 31, 2010.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

12. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents as of March 31, 2011 and 2010, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	March 31,
	2011	2010
Convertible Debentures	-	98,831,000
Stock Options	78,020,700	10,785,543
Warrants	2,749,556	12,695,718
Total	80,770,256	122,312,261

13. Subsequent Events

On April 21, 2011, the Company’s board of directors approved an amendment and restatement to 2010 Plan to increase the number of shares of our common stock subject to the 2010 Plan (the "Plan Amendment").  The Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 16,918,168 shares of common stock to Hale.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the Plan from 89,189,859 to 92,409,050 shares.  In addition the Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 112,000,000 shares.  The Plan Amendment will be effective upon the approval of the Company’s stockholders. The holders of a majority of the Company’s common stock delivered a written consent approving the Plan Amendment. The Company plans to file an Information Statement on Schedule 14C regarding the foregoing stockholder action. The action taken by written consent of the holders of a majority of our common stock will not become effective until at least 20 days after the mailing of such information statement to our stockholders that did not sign such written consent.

On April 21, 2011, the Company’s board of directors also approved an amendment to the certificate of incorporation to effect a reverse stock split at a ratio of one share for each seventy-five shares currently outstanding and to reduce the authorized capital stock to 8,000,000 shares of common stock and 133,333 shares of preferred stock. The amendment to the certificate of incorporation will be effective upon the approval of the Company’s stockholders.  The holders of a majority of the Company’s common stock delivered a written consent approving the amendment to the certificate of incorporation. The Company plans to file an Information Statement on Schedule 14C regarding the foregoing stockholder action. The action taken by written consent of the holders of a majority of the Company's common stock will not become effective until at least 20 days after the mailing of such information statement to the Company's stockholders that did not sign such written consent.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this report and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the SEC.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products to text and data collaboration products and services.  Our subsidiary, AccessLine, offers the following hosted VoIP services: Digital Phone Service, SIP Trunking Service and individual phone services.

Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  The service is designed to be easy to install, set-up and use, and at a lower cost than traditional phone service.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 1 to 100), number of phone lines (from 1 to 100) and types of phone numbers.

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

Recapitalization

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2010 we addressed this objective through the growth in our core voice businesses and a recapitalization which substantially reduced our outstanding debt, and provided additional working capital.

We experienced growth in revenue and gross profit for our AccessLine division in both 2011 and 2010. We increased revenue during 2010 through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company agree to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows effective as of the date hereof: “Initial Effectiveness Deadline” means July 31, 2011.

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

Recent Developments

During 2010 and the first quarter of 2011 our focus has been on driving our core business of next generation VOIP services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.

During the first quarter of 2011, we continued the growth of our Digital Phone Service and our SIP Trunking Service.  The growth in our core Digital Phone Service and SIP Trunking Service was more than offset by the discontinuation of certain Legacy products.    Consequently, we do not anticipate any further significant reduction in revenues related to Legacy Product sales.

We continued to focus on containing operating expenses.  We reduced both general and administrative expenses as well as research and development expenses, but increased sales and marketing expenses related to advertising for our Digital Phone Service.

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

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Dollars	Percent

Revenues	$6,934,401	$7,660,697	$(726,296)	(9.5%)
Cost of revenues	2,870,397	3,181,258	(310,861)	(9.8%)
Gross profit	4,064,004	4,479,739	(415,435)	(9.3%)
Gross profit percentage	58.6%	58.5%

Net revenues for the three months ended March 31, 2011 were $6.9 million, a decrease of $0.7 million, or 9.5%, over the same period in 2010.  During the three months ended March 31, 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.    Revenue grew in Digital Phone Service and SIP Trunking Service in the first quarter and we expect this growth to continue to be strong throughout 2011.

Cost of revenues for the three months ended March 31, 2011 were $2.9 million, a decrease of $0.3 million, or 9.8%, over the same period in 2010. Cost of revenues decreased roughly proportionate with the decrease in revenues during the period.

Gross profit for the three months ended March 31, 2011 was $4.1 million, a decrease of $0.4 million, or 9.3%, over the same period in 2010.  Gross profit percentage was unchanged from 58.6% for the three months ended March 31, 2011 as compared to 58.5% in the same period in 2010.  We expect gross profit to be in the high 50 percent range throughout 2011.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2011 were $1.7 million, an increase of $0.2 million or 10.9%, over the same period in 2010.  The increase was primarily due to an increase in advertising and marketing. We anticipate that selling and marketing expenses for 2011 will be higher than those incurred in 2010 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $1.9 million, a decrease of $0.1 million or 3.1%, over the same period in 2010.  The decrease is primarily a result of reduced bad debt expense as a result of improved internal processes around our collection efforts during 2010.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 31, 2011 were $0.5 million, a decrease of $0.3 million or 35.3%, over the same period in 2010.  These expenses decreased because we capitalized a larger percentage of payroll and related costs that were attributable to the design, coding, and testing of our software developed for internal use in 2011than we did in the same period in the prior year along with lower payroll related expenses.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2011 was $0.2 million, a slight increase over the same period in 2010.  The increase is primarily attributable to additional capital leases on network equipment during the three months ended March 31, 2011.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense in both the three months ended March 31, 2011 and 2010, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2011 and March 31, 2010 was each $0.8 million, respectively.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

Interest was payable on our debentures quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, interest payment provisions were amended to reduce the interest rate to 0% through September 30, 2011 and then to 5% per annum thereafter.  We recorded interest expense for the three months ended March 31, 2010 at the effective rate of the debentures during the period.

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

 Concurrently with the repurchase of our debentures, we entered into the securities purchase agreement with Hale, pursuant to which we issued $10.5 million in senior secured notes.  Interest accrues on the senior secured notes at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we have the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes. During 2010 and 2011 we elected this option for all months.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Change in Fair Value of Warrant and Beneficial Conversion Liabilities was $0.00 for the three months ended March 31, 2011 and an expense of $4.2 million related to the beneficial conversion liabilities for the three months ended March 30, 2010.

We initially recorded the fair value of the warrants issued in connection with our various debenture financings at the issuance dates as a warrant liability because the exercise price of the warrants could be adjusted if we subsequently issued common stock at a lower price and it was possible for us to not have enough authorized shares to settle the warrants and therefore would have to settle the warrants with cash.

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

The change in fair value of beneficial conversion liabilities during the three months ended March 31, 2010 resulted in non-operating expense of $4.2 million.

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

In connection with the Recapitalization, on July 2, 2010, all of our convertible debentures were repurchased and the related conversion feature was eliminated.  Accordingly at March 31, 2011 there is no beneficial conversion feature liability. At March 31, 2010 $8.3 million of beneficial conversion feature liability was associated with our convertible debentures.  For the three months ended March 31, 2010, we recognized non-operating expense of $4.2 million related to the increase in the beneficial conversion liability which was primarily attributable to an increase in the market price of our common stock at March 31, 2010 as compared to December 31, 2009.

Discontinued Operations

As a result of the sale of our system integration business in October 2009, and the termination of the Digital Presence video conferencing product line, we have reported our video segment results as discontinued operations in 2010. The $0.2 million of expenses incurred during the three months ended March 31, 2010, relate to the wind down of our Digital Presence product line.  No expenses were incurred during the three months ended March 31, 2011.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through March 31, 2011. As of December 31, 2010, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our cash balance as of March 31, 2011 was $2.1 million.  At that time, we had accounts receivable of $1.7 million and a working capital deficit of $2.7 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.2 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.7 million of total current liabilities as of March 31, 2011. The Company does not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2010 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2012.

Cash generated by continuing operations during the three months ended March 31, 2011 was $0.1 million. This was primarily the result of cash generated from operations of $0.1 million as the net loss from continuing operations of $1.6 million was more than offset by the following non-cash charges:  amortization of note discounts of $0.6 million; amortization of intangible assets of $0.6 million; depreciation expense of $0.4 million (which includes depreciation expense of $0.3 million in cost of sales); non-cash interest of $0.2 million and stock compensation expense of $0.1 million. The remaining $0.2 million of cash was used by the change in working capital.

Net cash used by investing activities during the three months ended March 31, 2011 was $0.2 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.1 million during the three months ended March 31, 2011, all of which related to payments on our capital leases.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2010, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2012.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases
2011	1,582,437	506,416
2012	1,321,702	185,780
2013	252,920	30,529
Total minimum lease payments	$3,157,059	722,725
Less amount representing interest		(188,115)
Present value of minimum lease payments		534,610
Less current portion		(374,642)
		$159,968

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

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2011, our disclosure controls were effective at that "reasonable assurance" level.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Part I. Item 1A—Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

TELANETIX, INC.
/s/ J. Paul Quinn
Date: May 11, 2011	J. Paul Quinn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report