Form 10-Q
period 2011-06-30
Telanetix,Inc
filed 2011-08-12
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of August 10, 2011, 4,820,098 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2011

EXPLANATORY NOTE

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

On June 1, 2011, the Company affected a 1 to 75 reverse stock split of its common stock and preferred stock. The number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split.

FORWARD LOOKING STATEMENTS

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

The forward-looking statements in this report are based upon management's current expectations, which management believes are reasonable.  We cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

You should consider carefully the statements under "Item 1A. Risk Factors" in Part II of this report and other sections of this report, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$2,078,418	$2,330,111
Accounts receivable, net	1,906,380	1,590,022
Inventory	238,565	182,924
Prepaid expenses and other current assets	439,426	530,548
Total current assets	4,662,789	4,633,605
Property and equipment, net	2,287,274	2,641,731
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	10,078,337	11,178,337
Other assets	426,402	583,632
Total assets	$24,499,666	$26,082,169

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,690,772	$1,609,488
Accrued liabilities	2,489,076	2,326,465
Deferred revenue	1,046,719	1,016,021
Income tax payable	33,400	225,000
Current portion of capital lease obligations	314,632	404,710
Current portion of long-term debt	2,400,000	1,200,000
Total current liabilities	7,974,599	6,781,684
Non-current liabilities
Deferred revenue, net of current portion	212,902	253,798
Capital lease obligations, net of current portion	142,390	116,251
Long-term debt, net of current portion	5,547,311	5,291,539
Total non-current liabilities	5,902,603	5,661,588
Total liabilities	13,877,202	12,443,272
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 and 4,594,262 at June 30, 2011 and December 31, 2010, respectively (1)	482	34,457
Additional paid in capital	43,854,008	43,569,588
Warrants	56,953	56,953
Accumulated deficit	(33,288,979)	(30,022,101)
Total stockholders' equity (deficit)	10,622,464	13,638,897
Total liabilities and stockholders' equity (deficit)	$24,499,666	$26,082,169
            --------------------------------
            (1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$6,994,902	$7,285,612	$13,929,303	$14,946,308

Cost of revenues	2,991,432	3,014,694	5,861,829	6,195,951

Gross profit	4,003,470	4,270,918	8,067,474	8,750,357

Operating expenses
Selling and marketing	1,727,112	1,806,783	3,475,405	3,383,105
General and administrative	1,839,118	1,890,672	3,740,197	3,852,539
Research, development and engineering	464,625	694,395	943,135	1,433,713
Depreciation	159,070	147,011	311,884	290,552
Amortization of purchased intangibles	550,000	550,000	1,100,000	1,100,000
Total operating expenses	4,739,925	5,088,861	9,570,621	10,059,909

Operating loss	(736,455)	(817,943)	(1,503,147)	(1,309,552)

Other income (expense)
Interest income	64	198	197	262
Interest expense	(919,411)	(787,656)	(1,763,928)	(1,576,158)
Change in fair market value of derivative liabilities	—	5,040,381	—	790,648
Total other income (expense)	(919,347)	4,252,923	(1,763,731)	(785,248)

Income (loss) from continuing operations before taxes	(1,655,802)	3,434,980	(3,266,878)	(2,094,800)

Income tax expense	—	—	—	—

Income (loss) from continuing operations	(1,655,802)	3,434,980	(3,266,878)	(2,094,800)

Loss from discontinued operations	—	(71,346)	—	(269,733)

Net income (loss)	$(1,655,802)	$3,363,634	$(3,266,878)	$(2,364,533)

Net income (loss) per share – basic and diluted
Continuing operations	$(0.35)	$8.11	$(0.70)	$(4.94)
Discontinued operations	—	(0.17)	—	(0.64)
Net income (loss) per share(1)	$(0.35)	$7.94	$(0.70)	$(5.58)

Weighted average shares outstanding – basic and diluted(1)	4,753,091	423,578	4,674,115	423,578

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,266,878)	$(2,364,533)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(8,342)	(87,187)
Depreciation	893,616	882,557
Loss from discontinued operations	—	269,733
(Gain) loss on disposal of fixed assets	(4,678)	165,570
Amortization of deferred financing costs	145,383	57,484
Amortization of intangible assets	1,100,000	1,100,000
Stock based compensation	250,445	291,162
Amortization of note discounts	1,011,339	1,236,758
Non-cash interest expense	444,432	-
Change in fair value of derivative liabilities	—	(790,648)
Changes in assets and liabilities:
Accounts receivable	(308,016)	242,812
Inventory	(55,641)	(41,119)
Prepaid expenses and other assets	102,970	(508,703)
Accounts payable and accrued expenses	52,295	629,508
Accrued interest	—	218,930
Deferred revenue	(10,198)	74,414
Net cash provided by operating activities	346,727	1,376,738

Cash flows from investing activities:
Purchase of property and equipment	(312,171)	(381,490)
Proceeds from disposal of fixed assets	7,938	26,503
Net cash used by investing activities	(304,233)	(354,987)

Cash flows from financing activities:
Payments on capital leases	(294,187)	(423,778)

Net cash used by financing activities	(294,187)	(423,778)

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	—	(126,235)
Net used by discontinued operations	—	(126,235)

Net (decrease) increase in cash	(251,693)	471,738
Cash at beginning of the period	2,330,111	493,413
Cash at end of the period	$2,078,418	$965,151

Supplemental disclosures of cash flow information:
Interest paid	$162,774	$62,990

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$230,248	$169,517

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

AccessLine offers the following hosted VoIP Services: Digital Phone System (DPS), SIP Trunking Service and individual phone services.  DPS replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where the Company bundles software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  This service is targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of locations, number of phone stations (up to 100), number of phone lines, and types of phones and phone numbers.

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

The Company's revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one-time equipment charges associated with the Company’s DPS solution.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  On an on-going basis, management evaluates these estimates.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

On June 1, 2011, the Company affected a 1 for 75 reverse stock split of its common stock and preferred stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split.

Liquidity:

The Company's cash balance as of June 30, 2011 was $2.1 million.  At that time, the Company had accounts receivable of $1.9 million and a working capital deficit of $3.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.6 million of total current liabilities as of June 30, 2011.

Current liabilities as of June 30, 2011 also include debt payments on the 2010 Notes, due to our majority shareholder, of $2.4 million.  Additionally, based on an amendment in August 2011 (see Note 5), interest of $593,393 is also due to be paid on a monthly basis through June 2012.  Any substantial inability to execute our business plan could negatively impact our ability to make payments in accordance with the contractual terms. Further, the 2010 Notes include financial covenants the Company must meet on a quarterly basis.  The Company was not in compliance with certain covenants at June 30, 2011.  The Company received a waiver for the violations and is not considered in default.  Any potential inability to maintain compliance with the financial covenants or successfully obtain a waiver, if a violation occurs, could result in an event of default as defined in the agreement and negatively impact the Company’s ability to finance its operations.

The Company does not anticipate being in a positive working capital position in the next twelve months.  However, if the Company continues to generate revenue and gross profit consistent with its growth in 2010 and maintain control of its variable operating expenses, the Company believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least July 1, 2012.

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

In December 2010, FASB issued ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company's consolidated results of operation and financial condition.

3. Discontinued Operation

During the three and six months ended June 30, 2010 the Company incurred $0.1 million and $0.3 million, respectively, in discontinued operations related to the wind down of the Company's telepresence video conferencing product line.

4. Recapitalization

Debenture Repurchase

On June 30, 2010, the Company entered into a securities purchase agreement with the holders of its outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, the Company repurchased all of its outstanding debentures in exchange for payment of $7.5 million in cash, the holders of the Company's debentures exchanged all outstanding warrants they held for shares of the Company's common stock and the Company issued to such holders an additional number of shares of common stock, such that the holders collectively beneficially owned approximately 221,333 shares of common stock immediately following the completion of the transactions contemplated by the agreement. The Company paid the $7.5 million from the proceeds of its senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company currently has $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company issued to Hale $10.5 million of senior secured notes (the "2010 notes"), and 3,833,356 shares of its common stock.  The carrying value assigned to the debt and equity was based on the relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 notes using the effective interest method.  A summary of the material terms of the 2010 notes is set forth in Note 5—2010 Notes, below.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3 million of principal (plus associated “PIK Interest”) through July 31, 2012 and have the amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will be approximately $250,000 per month through June 30, 2012 and will average approximately $415,000 per month for the remaining 24 months until maturity.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company fails to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows effective as of the date hereof: “Initial Effectiveness Deadline” means July 31, 2011.

In August 2011 the Company and Hale agreed to terminate the registration rights agreement and cancel the Company's obligation to register the shares issued or issuable to Hale under the Hale Securities Purchase Agreement.

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

Merriman Curhan Ford acted as the Company's financial advisor in the transaction and was paid a fee of $682,500 in connection with the transaction.  The Company also issued to Merriman Curhan Ford warrants to purchase 31,152 shares of its common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with its employees who had earned compensation under its senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts were being withheld to pay applicable withholding taxes, and the balance in unregistered shares of the Company's common stock, calculated on the basis of one share being issued for every $2.889 of incentive compensation owed.  In the aggregate, the Company paid $147,230 in cash and issued 118,912 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, the Company expects the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, the Company continues to incur losses from operations.  Accordingly, the Company expects to continue to record a full valuation allowance against its remaining net deferred tax assets until the Company sustains an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change resulted in  California state income tax expense of approximately $225,000 in 2010.

5. The 2010 Notes

The following summarizes other terms of the 2010 notes are as follows:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

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

Early Redemption.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company has the right to redeem up to $3 million of the 2010 notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through July 31, 2011.  The Company's scheduled payment obligations under the 2010 notes will be approximately $250,000 per month through June 30, 2012 and average approximately $415,000 per month for the remaining 24 months until maturity.

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

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which are not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale's security documents to be binding and enforceable, and casualty loss of any of the Company's assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, the Company may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  The Company was not in default for the three and six months ending June 30, 2011.

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

            Rights Offering, Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which it would distribute at no charge to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 1,038,414 shares of common stock at a subscription price of $2.889 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering are less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $ 3 million of principal (plus associated “PIK Interest”) through July 31, 2012 and have the amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will be approximately $250,000 per month through June 30, 2012 and will average approximately $415,000 per month for the remaining 24 months until maturity.

The following table summarizes information relative to the 2010 Notes at June 30, 2011:

June 30, 2011
Face value of debt	$10,500,000
Plus: accreted interest	871,495
Less: unamortized debt discounts	(3,424,184)
2010 Notes, net of discounts	7,947,311
Less current portion	(2,400,000)
2010 Notes, long term portion	$5,547,311

Aggregate annual principal payments of long-term debt for the periods ending December 31st are stated below:

2011	$1,200,000
2012	$3,502,213
2013	$4,604,426
2014	$2,064,856
Total	$11,371,495

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

Early Redemption. The Company had the right to redeem the convertible debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iii) all liquidated damages and other amounts due in respect of the debenture. To redeem the convertible debentures the Company was required to meet certain equity conditions. The payment of the convertible debentures would occur on the 10th day following the date the Company gave the holders notice of the Company's intent to redeem the convertible debentures. The Company agreed to honor any notices of conversion received from a holder before the pay off date of the convertible debentures.

Voluntary Conversion by Holder. When originally issued, the debentures were convertible at any time at the discretion of the holder at a conversion price per share of $93.75, subject to adjustment including full-ratchet, anti-dilution protection. The conversion price was reduced to $30.00 with the December 2008 amendment and further reduced to $22.50 with the May 2009 amendment.

Forced Conversion. Subject to compliance with certain equity conditions, the Company also has the right to force conversion if the VWAP for its common stock exceeded 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period. Any forced conversion is subject to the Company meeting certain equity conditions and is subject to a 4.99% cap on the beneficial ownership of the Company’s shares of common stock by the holder and its affiliates following such conversion.

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

Under the terms of the Amendment Agreement in May 2009, the Company also agreed to add certain covenants to the PIPE Debentures, including a requirement to maintain at least $300,000 in cash at all times while the PIPE Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending June 30, 2010, the sum of the three-month adjusted EBITDA of the three months ended December 31, 2009 and the three months ended June 30, 2010 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. The Company was in compliance with all covenants at June 30, 2010.

Security. The Company’s performance of its obligations under the convertible debentures was secured by all of the Company's assets under the terms of the amended and restated security agreement the Company and its subsidiaries entered into with the holders of the June 2008 debentures. Each of the Company's subsidiaries also entered into guarantees in favor of the investors, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

The unamortized discounts on the convertible debentures issued in December 2006, August 2007 and March 2008 were carried forward as discounts on the convertible debentures issued in June 2008, and will be amortized to interest expense through June 30, 2014.  The discounts on the convertible debentures issued in August 2008 and December 2008 will be amortized to interest expense through June 30, 2014. The change in the fair market value of the beneficial conversion feature liability as a result of the decrease of the conversion price of the debentures from $30.00 to $22.50 per the Amendment Agreement was recorded as additional debt discount of $4.0 million on May 8, 2009. See Note 4 – Securities Amendment Agreement.

As discussed above under the caption “interest”, when originally issued, interest accrued at the rate of 12.0% per annum and was payable monthly, commencing on August 1, 2008.  In December 2008, the parties agreed to amend the interest payment provisions to eliminate monthly interest payments and to provide that interest was payable quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, the parties again agreed to amend the interest payment provisions to reduce the interest rate to 0% through June 30, 2011 and then to 5% per annum thereafter. The Company recorded interest expense for the three and six months ended June 30, 2010, at the effective interest rate of the convertible debentures during that period.

For each reporting period that the convertible debentures were outstanding, the Company assessed the value of its convertible debentures which were accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At June 30, 2010, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares can be adjusted if the Company subsequently issues common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contained embedded derivative features, which were accounted for at fair value as a compound embedded derivative at June 30, 2010.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put.

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

At June 30, 2010, the Company recorded beneficial conversion liabilities of $3.3 million.  For the three and six months ended June 30, 2010, the Company recognized other income of $5.0 million and other income of $0.8 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

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

There were 36,661 shares subject to warrants at a weighted average exercise price of $22.5 at June 30, 2011and December 31, 2010.

The following table summarizes information about warrants outstanding at June 30, 2011:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	4.01
$93.75	1,400	1.92
$129.75	2,667	1.74
$144.00	1,042	1.74
$300.00	400	1.63
	36,661

9. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  One customer accounted for 12% of gross accounts receivable at June 30, 2011.  One customer accounted for 16% of gross accounts receivable at June 30, 2010.

No one customer accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2011 and June 30, 2010.  During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 0.00% during the three and six months ended June 30, 2011, as compared to 9% and 12% or revenue during the three and six months ended June 30, 2010.

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

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and expires in July 2012.  The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

11. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 5 million shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At June 30, 2011 there were 127,256 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 1,189,198 shares of the Company’s common stock to the Company’s employees, directors or consultants.   The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Committee, but in no event shall an Option be exercisable more than ten years after the date it is granted.

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.

A summary of option activity under the 2005 Plan and 2010 Plan as of June 30, 2011, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	954,979	$6.00
Granted	192, 330	4.40
Exercised	—	—
Forfeited or expired	(118,332)	4.40
Outstanding at June 30, 2011	1,028,977	$5.66

The options outstanding and currently exercisable by exercise price at June 30, 2011 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	452,188	9.49	$3.00	45,647	9.43	$3.02
$4.50 to 7.50	560,062	8.85	$5.66	105,343	6.11	$5.20
$7.50 to 11.25	11,313	4.03	$7.90	11,258	4.01	$7.88
$191.22 to 262.43	5,414	6.09	$221.91	5,414	6.09	$221.91
	1,028,977	9.06	$5.66	167,662	6.87	$11.78

As of June 30, 2011 and December 31, 2010, 167,662 and 129,631 outstanding options were exercisable at an aggregate average exercise price of $11.78 and $14.25, respectively.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2011 was less than $0.1 million.

As of June 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $2.5 million, of the $2.5 million, $0.9 million is expected to recognized over the next three years on a weighted average basis, and includes stock options with contingent vesting.  The remaining $1.6 million is related to stock options in Tranches 2, 3, and 4 with contingent vesting which will be recognized when it is probable the options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the six months ended June 30, 2011 and 2010, and its allocation within the Consolidated Statements of Operations:

	June 30,
	2011	2010
Selling and marketing	$62,934	$62,492
General and administrative	100,993	140,068
Research and development	86,518	88,602
Stock based compensation included in continuing operations	250,445	291,162
Stock based compensation in discontinued operations	-	143,498
Total stock-based compensation expense related to employee equity awards	$250,445	$434,660

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2011 was $2.68 per share.  There were no options granted during the three months ended June 30, 2011.  There were no options granted during the three and six months ended June 30, 2010.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

12. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents as of June 30, 2011 and 2010, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Convertible Debentures	-	1,317,747	-	1,317,747
Stock Options	1,028,977	140,474	1,028,977	140,474
Warrants	36,661	169,276	36,661	169,276
Total	1,065,638	1,627,497	1,065,638	1,627,497

13. Subsequent Events

On August 5, 2011, we reached agreement with Hale Capital Partners, L.P. to terminate our previously announced rights offering and Hale’s obligation to backstop the rights offering.  We also agreed to modify certain payment obligations under our understanding senior secured note.

Under the terms of a Settlement Agreement between us and Hale, Hale has released us from our obligation to conduct the rights offering and from certain other representations in the Securities Purchase Agreement.  We, in turn, released Hale from its backstop obligations.  As a result, we will not be conducting the rights offering and will withdraw the related registration statement (registration no, 333-169174) previously filed with the SEC.  Hale will not be required to convert any portion of the $10.5 million senior secured note into shares of our common stock.

Interest accrues on the senior secured note at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and to have the amount of interest deferred added to the principal balance of the senior secured note. We elected this option for all interest accruing through June 30, 2011.  In connection with the Settlement Agreement, Hale has agreed to continue this option with respect to monthly interest payments on up to $3 million of principal on the senior secured note through June 30, 2012.

Our scheduled payment obligations under the senior secured note, assuming that we pay all of the interest current, will be approximately $250,000 per month through June 30, 2012 and will average approximately $415,000 per month for the remaining 24 months until maturity.

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

We experienced growth in revenue and gross profit for our AccessLine division in 2010. We increased revenue during 2010 through, in part, more efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

Debenture Repurchase

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash, the holder of the debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holder an additional number of shares of our common stock, such that the holder collectively and beneficially owned approximately 221,333 shares of our common stock immediately following the completion of the transactions contemplated by the agreement.  We paid $7.5 million from the proceeds of our senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we currently have $10.5 million of senior secured notes outstanding and all our previously issued debentures, which had a principal balance of $29.6 million, were cancelled.

Senior Secured Notes Private Placement

On June 30, 2010, we entered into a securities purchase agreement, which we refer to as the “Hale Securities Purchase Agreement” in this report, with affiliates of Hale Capital Management, LP, whom we refer to collectively as “Hale” in this report, pursuant to which in exchange for $10.5 million, we issued to Hale $10.5 million of senior secured notes, which we refer to as the “2010 notes” in this report, and 3,833,356 unregistered shares of our common stock.  For a summary of material terms of the 2010 notes see “Commitments and Contingencies” below.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows effective as of the date hereof: “Initial Effectiveness Deadline” means July 31, 2011.

In August 2011 the Company and Hale agreed to terminate the registration rights agreement and cancel the Company's obligation to register the shares issued or issuable to Hale under the Hale Securities Purchase Agreement.

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

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 31,152 shares of our common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of or common stock, calculated on the basis of one share being issued for every $2.889 of incentive compensation owed.  In the aggregate, we paid $147,230 in cash and we issued 118,912 shares of our common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 1,038,414 share our common stock at a subscription price of $2.889 per share.  Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principle amount of such notes.  To the extent the gross proceeds of the rights offering are less than $3 million, we and Hale agreed that Hale would exchange the principle amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 in consideration for the foregoing.  In addition, we agreed to pay Hale upon completion of the rights offered an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.

Under the terms of the Hale Securities Purchase Agreement, we agreed to commence the rights offering no later than 30 days after the transaction closed, and to consummate such offering within 90 days after the transaction closed.  We have not yet commenced the rights offering, pending improvement in market conditions. Our independent directors determined that it would be in the best interest of the Company and our stockholders to delay the commencement of the rights offering pending improvement in market conditions.  Hale and our management concurred with the decision to delay the commencement of the offering.  Hale has waived (i) any default or breach by us under the Hale Securities Purchase Agreement, (ii) any penalties or remedies, including the right to increase the interest rate under the 2010 notes and (iii) any rights it may have to seek that we redeem the 2010 notes, in each case, resulting from, arising out of and/or related to the failure to commence the rights offering during the specified required period.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $ 3 million of principal (plus associated “PIK Interest”) through July 31, 2012 and have the amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will be approximately $250,000 per month through June 30, 2012 and will average approximately $415,000 per month for the remaining 24 months until maturity.

Recent Developments

During 2010 and the first six months of 2011 our focus has been on driving our core business of next generation VOIP Services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed cost elements of our business over a greater revenue base, and increase gross profit.

During the second quarter of 2011, we continued the growth of our Digital Phone Service and our SIP Trunking Service which grew by 45 percent over revenues for those products in 2010.  Digital Phone Service and our SIP Trunking service will continue to be core to our revenue growth initiative going forward.  Effort is being made to expand the related distribution channels to increase penetration into this market and increase revenues.

Overall revenues for the second quarter declined compared to 2010 as the increase in our core Digital Phone Service and SIP Trunking Service was more than offset by the loss of revenue related to certain Legacy products.  During the three months ended June 30, 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the course of 2010. This service is an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  That discontinuation did occur and we did not generate any revenues from those Legacy products in the second quarter of 2011.  Consequently, we will not experience any further erosion of revenues related to Legacy Product sales.

We continued to focus on containing operating expenses.  We reduced both general and administrative expenses as well as research and development expenses during the second quarter compared to 2010 levels, but increased sales and marketing expenses related to advertising for our Digital Phone Service.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2010 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt, will be sufficient to finance our operations at least the next 12 months. However, we have limited financial resources.  Significant unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Results of Operations

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

Revenues, Cost of Revenues and Gross Profit

			(Decrease)
	2011	2010	Dollars	Percent
Three Months Ended June 30:
Revenues	$6,994,902	$7,285,612	$(290,710)	(4.0%)
Cost of revenues	2,991,432	3,014,694	(23,262)	(0.1%)
Gross profit	4,003,470	4,270,918	(267,448)	(6.3%)
Gross profit percentage	57.2%	58.6%

Six Months Ended June 30:
Revenues	$13,929,303	$14,946,308	$(1,017,005)	(6.8%)
Cost of revenues	5,861,829	6,195,951	(334,122)	(5.4%)
Gross profit	8,067,474	8,750,357	(682,883)	(7.8%)
Gross profit percentage	57.9%	58.5%

Net revenues for the three months ended June 30, 2011 were $7.0 million, a decrease of $0.3 million, or 4.0%, over the same period in 2010.  Net revenues for the six months ended June 20, 2011 were $13.9 million, a decrease of $1.0 million, or 6.8% over the same period in 2010.  Net revenues declined for both the three and the six month periods as the result of the discontinuation of our Legacy products in 2010.  Net Revenues from our Legacy products amounted to $1.8 million and $3.2 million for the three and six months ended June 30, 2010.  Revenue grew in Digital Phone Service and SIP Trunking Service in the three and six months ended June 30, 2011and we expect this growth to continue to be strong throughout the second half of 2011.

Cost of revenues for the three months ended June 30, 2011 were $3.0 million, a decrease of less than $0.1 million, or 0.1%, over the same period in 2010. Cost of revenues for the six months ended June 30, 2011 were $5.9 million, a decrease of $0.3 million, or 5.4% over the same period in 2010.  Cost of revenues decreased as a result of the change in product mix and variable costs.

Gross profit for the three months ended June 30, 2011 was $4.0 million, a decrease of $0.3 million, or 6.3%, over the same period in 2010.  Gross profit for the six months ended June 30, 2011 was $8.1 million, a decrease $0.7 million, or 7.8% over the same period in 2010.  Gross profit percentage was 57.9% for the six months ended June 30, 2011 as compared to 58.5% in the same period in 2010.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2011 were $1.7 million, a decrease of less than $0.1 million or 4.4%, over the same period in 2010.  Selling and marketing expenses for the six months ended June 30, 2011 were $3.5 million, an increase of $0.1 million or 2.7% over the same period in 2010.  The increase was primarily due to an increase in advertising and marketing. We anticipate that selling and marketing expenses for 2011 will be higher than those incurred in 2010 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $1.8 million, a decrease of $0.1 million or 2.7%, over the same period in 2010.  General and administrative expenses for the six months ended June 30, 2011 were $3.7 million, a decrease of $0.1 million or 2.9% over the same period in 2010.  The decrease is primarily a result of lower tax and registration fees.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended June 30, 2011 were $0.5 million, a decrease of $0.2 million or 33.0%, over the same period in 2010.  Research, development and engineering expenses for the six months ended June 30, 2011 were $0.9 million, a decrease of $0.5 million or 34.2%, over the same period in 2010.  Research and development expenses decreased in 2011 because we capitalized a larger percentage of payroll and related costs that were attributable to the design, coding, and testing of our software developed for internal use than we did in the same period in the prior year and we incurred lower payroll related expenses.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2011 was $0.2 million, a slight increase over the same period in 2010.  Depreciation for the six months ended June 30, 2011 was $0.3 million a slight increase over the same period in 2010.  The increase is primarily attributable to additional capital leases on network equipment during the three months ended June 30, 2011.

Amortization of Purchased Intangibles

We recorded $1.1 million of amortization expense in both the six months ended June 30, 2011 and 2010, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense was $0.9 and $0.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  Interest expense for the six months ended June 30, 2011 was $1.7 million, an increase of $0.2 million or 11.9%, from the same period in 2010.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

Interest was payable on our debentures quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, interest payment provisions were amended to reduce the interest rate to 0% through September 30, 2011 and then to 5% per annum thereafter.  We recorded interest expense for the three months ended June 30, 2010 at the effective rate of the debentures during the period.

On June 30, 2010, we entered into a securities purchase agreement with holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash, the holders of our debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively beneficially owned approximately 221,333 shares of our common stock immediately following the completion of the transactions contemplated by the agreement.

 Concurrently with the repurchase of our debentures, we entered into the securities purchase agreement with Hale, pursuant to which we issued $10.5 million in senior secured notes.  Interest accrues on the senior secured notes at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes. During 2010 and 2011 we elected this option for all months.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Change in Fair Value of Warrant and Beneficial Conversion Liabilities was $0.00 for the three and six months ended June 30, 2011 and income of $5.0 million and $0.8 million related to the beneficial conversion liabilities for the three and six months ended June 30, 2010.

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

The change in fair value of beneficial conversion liabilities during the six months ended June 30, 2010 resulted in non-operating income of $5.0 million.

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

In connection with the Recapitalization, on July 2, 2010, all of our convertible debentures were repurchased and the related conversion feature was eliminated.  Accordingly at June 30, 2011 there is no beneficial conversion feature liability. At June 30, 2010 $3.3 million of beneficial conversion feature liability was associated with our convertible debentures.  For the three and six months ended June 30, 2010, we recognized non-operating income of $5.0 million and non-operating income $0.8 million, respectively related to the increase in the beneficial conversion liability which was primarily attributable to an increase in the market price of our common stock at June 30, 2010 as compared to December 31, 2009.

Discontinued Operations

As a result of the sale of our system integration business in October 2009, and the termination of the Digital Presence video conferencing product line, we have reported our video segment results as discontinued operations in 2010. The $0.1 million and $0.3 million of expenses incurred during the three and six months ended June 30, 2010, relate to the wind down of our Digital Presence product line.  No expenses were incurred during the three and six months ended June 30, 2011.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2011. As of December 31, 2010, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our cash balance as of June 30, 2011 was $2.1 million.  At that time, we had accounts receivable of $1.9 million and a working capital deficit of $3.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.6 million of total current liabilities as of June 30, 2011.

Current liabilities as of June 30, 2011 also include debt payments on the 2010 Notes, due to our majority shareholder, of $2.4 million.  Additionally, based on an amendment in August 2011 (see Note 5),  interest of $593,393 is also due to be paid on a monthly basis through June 2012.  Any substantial inability to execute our business plan could negatively impact our ability to make payments in accordance with the contractual terms. Further, the 2010 Notes include financial covenants the Company must meet on a quarterly basis.  The Company was not in compliance with certain covenants at June 30, 2011.  The Company received a waiver for the violations and is not considered in default.  Any potential inability to maintain compliance with the financial covenants or successfully obtain a waiver, if a violation occurs, could result in an event of default as defined in the agreement and negatively impact the Company’s ability to finance its operations.

The Company does not anticipate being in a positive working capital position in the next 12 months.  However, if the Company continues to generate revenue and gross profit consistent with its growth in 2010 and maintain control of its variable operating expenses, the Company believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least July 1, 2012.

Cash generated by continuing operations during the six months ended June 30, 2011 was $0.3 million. This was primarily the result of cash generated from operations of $0.3 million as the net loss from continuing operations of $3.2 million was more than offset by the following non-cash charges: amortization of note discounts of $1.0 million; amortization of intangible assets of $1.1 million; depreciation expense of $0.9 million (which includes depreciation expense of $0.3 million in cost of sales); non-cash interest of $0.4 million and stock compensation expense of $0.3 million. The remaining $0.2 million of cash was used by the change in working capital.

Net cash used by investing activities during the six months ended June 30, 2011 was $0.3 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.3 million during the six months ended June 30, 2011, all of which related to payments on our capital leases.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2010, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2012.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases
2011	1,582,437	228,698
2012	1,321,702	218,840
2013	252,920	41,821
Total minimum lease payments	$3,157,059	489,359
Less amount representing interest		(32,337)
Present value of minimum lease payments		457,022
Less current portion		(314,632)
		$142,390

The 2010 Notes

In connection with the Recapitalization, on July 2, 2010, we issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 2, 2010.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.

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

Early Redemption.  We have the right to redeem up to $3 million of the 2010 notes prior to maturity in connection with the rights offering. In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (i) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through July 31, 2011.  The Company's scheduled payment obligations under the 2010 notes will be approximately $250,000 per month through June 30, 2012 and average approximately $415,000 per month for the remaining 24 months until maturity.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2011, our disclosure controls were effective at that "reasonable assurance" level.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: August 12, 2011	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.