Form 10-Q/A
period 2011-06-30
Telanetix,Inc
filed 2011-08-24
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) for the purpose of correcting certain disclosure in Note 4 to our financial statements and in Management Discussion and Analysis of Financial Condition and Results of Operations related to our obligations under a registration rights agreement.  In the Form 10-Q we erroneously reported that we had reached agreement to terminate a registration rights agreement between us and certain affiliates of Hale Capital Partners L.P.  We did not terminate the agreement, but subsequent to the end of the quarter we did reach agreement to extend certain deadlines under the registration rights agreement as described in this Amendment. The language has been corrected on page 10 and page 22 of this Amendment.  Except as set forth above, this Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 12, 2011) or modify or update those disclosures that may be affected by subsequent events.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company fails to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline” means November 30, 2011.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows: “Initial Effectiveness Deadline” means November 30, 2011.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: August 24, 2011	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
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