Form 10-Q
period 2011-09-30
Telanetix,Inc
filed 2011-11-10
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 9, 2011, 4,820,098 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2011

EXPLANATORY NOTE

In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

On June 1, 2011, the Company effected a 1 to 75 reverse stock split of its authorized common stock and preferred stock. The number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

·	new competitors and new technologies may further increase competition;
·	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
·	our ability to obtain future financing or funds when needed;
·	our ability to successfully obtain a diverse customer base;
·	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
·	our ability to attract and retain a qualified employee base;
·	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
·	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
·	our ability to maintain and execute a successful business strategy.

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$1,707,254	$2,330,111
Accounts receivable, net	1,930,198	1,590,022
Inventory	133,454	182,924
Prepaid expenses and other current assets	363,215	530,548
Total current assets	4,134,121	4,633,605
Property and equipment, net	2,155,836	2,641,731
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	9,528,337	11,178,337
Other assets	446,073	583,632
Total assets	$23,309,231	$26,082,169

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,716,510	$1,609,488
Accrued liabilities	2,517,304	2,326,465
Deferred revenue	1,059,696	1,016,021
Income tax payable	33,408	225,000
Current portion of capital lease obligations	333,214	404,710
Current portion of long-term debt	2,951,106	1,200,000
Total current liabilities	8,611,238	6,781,684
Non-current liabilities
Deferred revenue, net of current portion	193,224	253,798
Capital lease obligations, net of current portion	264,829	116,251
Long-term, accounts payable	47,748	—
Long-term debt, net of current portion	4,939,806	5,291,539
Total non-current liabilities	5,445,607	5,661,588
Total liabilities	14,056,845	12,443,272
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 and 4,594,262 at September, 2011 and December 31, 2010, respectively (1)	482	34,457
Additional paid in capital	43,982,973	43,569,588
Warrants	56,953	56,953
Accumulated deficit	(34,788,022)	(30,022,101)
Total stockholders' equity	9,252,386	13,638,897
Total liabilities and stockholders' equity	$23,309,231	$26,082,169

            --------------------------------
            (1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$7,254,405	$6,873,268	$21,183,708	$21,819,576

Cost of revenues	3,003,187	3,070,391	8,865,016	9,266,342

Gross profit	4,251,218	3,802,877	12,318,692	12,553,234

Operating expenses
Selling and marketing	1,749,676	1,838,702	5,225,081	5,221,806
General and administrative	2,088,608	1,957,668	5,828,805	5,810,206
Research, development and engineering	480,090	636,800	1,423,226	2,070,512
Depreciation	160,227	153,152	472,111	443,704
Amortization of purchased intangibles	550,000	550,000	1,650,000	1,650,000
Total operating expenses	5,028,601	5,136,322	14,599,223	15,196,228

Operating loss	(777,383)	(1,333,445)	(2,280,531)	(2,642,994)

Other income (expense)
Interest income	17	260	214	523
Interest expense	(721,676)	(895,908)	(2,485,604)	(2,472,069)
Gain/(Loss) on debt extinguishment	—	16,510,854	—	16,510,854
Change in fair market value of derivative liabilities	—	—	—	790,648
Total other income (expense)	(721,659)	15,615,206	(2,485,390)	14,829,956

Income (loss) from continuing operations before taxes	(1,499,042)	14,281,761	(4,765,921)	12,186,962

Income tax expense	—	(37,500)	—	(37,500)

Income (loss) from continuing operations	(1,499,042)	14,244,261	(4,765,921)	12,149,462

Loss from discontinued operations	—	—	—	(269,733)

Net income (loss)	$(1,499,042)	$14,244,261	$(4,765,921)	$11,879,729

Net income (loss) per share – basic and diluted
Continuing operations	$(0.31)	$3.71	$(1.01)	$7.74
Discontinued operations	—	—	—	(0.17)
Net income (loss) per share(1)	$(0.31)	$3.71	$(1.01)	$7.57

Weighted average shares outstanding – basic and diluted(1)	4,820,098	3,835,833	4,723,311	1,569,350

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,765,921)	$11,879,729
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(44,480)	(111,168)
Depreciation	1,356,913	1,328,830
Gain on debt extinguishment	—	(16,510,854)
Loss from discontinued operations	—	269,733
(Gain) loss on disposal of fixed assets	(5,273)	165,570
Amortization of deferred financing costs	154,941	66,823
Amortization of intangible assets	1,650,000	1,650,000
Stock based compensation	379,410	974,773
Amortization of note discounts	1,490,981	1,888,228
Non-cash interest expense	508,392	211,403
Change in fair value of derivative liabilities	—	(790,648)
Changes in assets and liabilities:
Accounts receivable	(295,696)	280,093
Inventory	49,470	70,744
Prepaid expenses and other assets	149,951	(71,862)
Accounts payable and accrued expenses	154,016	(173,442)
Accrued interest	—	218,930
Deferred revenue	(16,899)	115,511
Net cash provided by operating activities	765,805	1,462,393

Cash flows from investing activities:
Purchase of property and equipment	(372,403)	(586,259)
Proceeds from disposal of fixed assets	8,693	26,503
Net cash used by investing activities	(363,710)	(559,756)

Cash flows from financing activities:
Payments on capital leases	(424,952)	(588,825)
Proceeds from senior secured financing	—	10,500,000
Payments on senior secured financing	(600,000)
Payments on convertible debenture	—	(7,500,000)
Payments of financing fees	—	(1,408,510)
Net cash (used)/provided by financing activities	(1,024,952)	1,002,665

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	—	(126,235)
Net used by discontinued operations	—	(126,235)

Net increase/(decrease) in cash	(622,857)	1,779,067
Cash at beginning of the period	2,330,111	493,413
Cash at end of the period	$1,707,254	$2,272,480

Supplemental disclosures of cash flow information:
Interest paid	$331,291	$86,246

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$502,034	$169,517
Bonuses paid in stock	$—	$490,678

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

AccessLine offers the following hosted VoIP Services: Digital Phone System (DPS), SIP Trunking Service and individual phone services.  DPS replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where the Company bundles software applications and hosted network services with business-class phone equipment that is manufactured by third parties.  This service is targeted at small to medium sized businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of locations, number of phone stations (up to 100), number of phone lines, and types of phones and phone numbers.

SIP Trunking Service is for larger businesses that already have their own PBX equipment and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service does not include user equipment such as business phones, and can support businesses with hundreds of employees.

As part of its individual phone service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free services, an automated attendant service with afterhours answering that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes online.

The Company's revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. Some revenue is generated by one-time equipment charges associated with the Company’s DPS solution.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

On June 1, 2011, the Company effected a 1 for 75 reverse stock split of its authorized common stock and preferred stock. As a result, the number of shares of common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split.

Liquidity:

The Company's cash balance as of September 30, 2011 was $1.7 million.  At that time, the Company had accounts receivable of $1.9 million and a working capital deficit of $4.5 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.7 million of total current liabilities as of September 30, 2011.

Current liabilities as of September 30, 2011 also include debt payments on the 2010 notes, due and payable to our majority shareholder, of $3.0 million.  Additionally, based on an amendment, related to the cancellation of the Rights Offering, effected in August 2011 (see Note 5), interest in the amount $609,995 is due to be paid over the next twelve months through September of 2012.  Any substantial inability to execute our business plan could negatively impact our ability to make payments in accordance with the contractual terms. Further, the 2010 notes include financial covenants the Company must meet on a quarterly basis.  The Company was in compliance with all covenants at September 30, 2011.   Any potential inability to maintain compliance with the financial covenants or successfully obtain a waiver, if a violation occurs, could result in an event of default as defined in the Hale Securities Purchase Agreement and negatively impact the Company’s ability to finance its operations.

The Company does not anticipate being in a positive working capital position in the next twelve months.  However, if the Company continues to generate revenues and gross profits consistent with its growth for 2011 year to date and maintain control of its variable operating expenses, the Company believes that its existing capital, together with anticipated cash flows from operations, will be sufficient to finance its operations through at least September 30, 2012.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net losses.

Recent Accounting Pronouncements:

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. See Note 5 – Fair Value Measurement for a discussion regarding Level 1, 2 and 3 fair-value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3. Discontinued Operation

During the three and nine months ended September 30, 2010  the Company incurred $0.0 million and $0.3 million, respectively, in discontinued operations related to the wind down of the Company's telepresence video conferencing product line.

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

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering.  In connection with the rights offering, depending on the amount of capital it raised, the Company and Hale agreed that the Company would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of the Company's common stock.  As discussed below the Company has cancelled the rights offering and no longer has any obligation to conduct the same.

                In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will average approximately $300,000 per month through September 30, 2012 and will average approximately $415,000 per month for the remaining twenty-one months until maturity.

The Company agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale's investment, including:

Most Favored Nation.  For so long as the 2010 notes are outstanding and until Hale ceases to own at least ten percent of the Company's outstanding common stock, if the Company (i) issues debt on terms that are more favorable than the terms of the 2010 notes, or (ii) issues common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 notes and/or the Hale Securities Purchase Agreement shall automatically be amended such that Hale receives the benefit of the more favorable terms.

Right of First Refusal.  For so long as the 2010 notes are outstanding and until Hale ceases to own at least ten percent of the Company's outstanding common stock, Hale shall have a right of first refusal on any subsequent placement that the Company makes of common stock or common stock equivalents or any securities convertible into or exchangeable or exercisable for shares of its common stock.

Fundamental Transactions.  For so long as the 2010 notes are outstanding and thereafter for as long as any of the Hale purchasers continue to own at least twenty percent of the common stock that they purchased under the Hale Securities Purchase Agreement, the Company cannot effect a transaction in which it consolidates or merges with another entity, conveys all or substantially all of its assets, permit another person or group to acquire more than fifty percent of its voting stock, or reorganize or reclassify its common stock without the majority consent Hale.  Additionally, the Company cannot effect such a transaction without obtaining the foregoing requisite consent if such transaction would trigger the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involve the issuance of any equity securities or the incurrence of debt at a price that is less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, the Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company failed to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline” means November 30, 2011.

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

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, the Company expects the net operating loss carry-forwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, the Company continues to incur losses from operations.  Accordingly, the Company expects to continue to record a full valuation allowance against its remaining net deferred tax assets until the Company sustains an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this legal change resulted in California state income tax expense of approximately $225,000 in 2010.

5. The 2010 Notes

The following summarizes other terms of the 2010 notes as follows:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company had the option to defer the monthly interest payments otherwise due and have the amount of deferred interest added to the principal balance of the 2010 notes. In connection with the August 2011 amendment to the 2010 notes, through June 30, 2012, the Company has the option to defer the monthly interest payments otherwise due on $3.0 million of the 2010 notes and have any such amount of deferred interest added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for the 11 months thereafter, principal payments of $200,000 per month are due on the last day of each month.  Thereafter, the Company is required to pay principal in a monthly amount equal to the sum of (a) $383,702 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

August 2011 Amendment.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company had the right to redeem up to $3.0 million of the 2010 notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2011.  The Company's scheduled payment obligations under the 2010 notes will average approximately $300,000 per month through September 30, 2012 and average approximately $415,000 per month for the remaining 21 months until maturity.

No Conversion Rights.  The 2010 notes are not convertible.

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

Events of Default.  The 2010 notes define certain events of default, including: failure to make a payment obligation under the 2010 notes, failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which is not discharged or covered by insurance,  failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of Hale’s security documents to be binding and enforceable, and casualty loss of any of the Company's assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance.  In addition, in the event of default, the Company may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeems plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  The Company was in compliance with all covenants at September 30, 2011.    Any potential inability to maintain compliance with the financial covenants or successfully obtain a waiver, if a violation occurs, could result in an event of default as defined in the Hale Securities Purchase Agreement and negatively impact the Company’s ability to finance its operations.

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

            Rights Offering, Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which it would distribute at no charge to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 1,038,414 shares of common stock at a subscription price of $2.889 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3.0 million of principal amount of the 2010 notes. To the extent the gross proceeds of the rights offering were less than $3.0 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the 2010 notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed below the Company has cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will average approximately $300,000 per month through September 30, 2012 and will average approximately $415,000 per month for the remaining twenty-one months until maturity.

The following table summarizes information relative to the 2010 notes at September 30, 2011:

September 30, 2011
Face value of debt	$10,500,000
Plus: accreted interest	935,455
Less: principal payments	(600,000)
Less: unamortized debt discounts	(2,944,543)
2010 notes, net of discounts	7,890,912
Less current portion	(2,951,106)
2010 notes, long term portion	$4,939,806

Aggregate annual aggregate principal payments of long-term debt plus accreted interest for the periods ending December 31st are stated below:

2011	$600,000
2012	$3,502,213
2013	$4,604,426
2014	$2,128,816
Total	$10,835,455

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation firm using relative fair values.

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

On July 2, 2010, in connection with the Recapitalization, the Company repurchased all of its then-outstanding debentures and converted all of its then-outstanding warrants that were issued in connection with such debentures.  As a result, the Company eliminated the beneficial conversion feature derivative liability.  Prior to the recapitalization the Company recorded a liability related to the beneficial conversion features, which was revalued at fair value at the end of each quarter with the gain or loss being recognized in the consolidated statement of operations.  See Note 7 – Convertible Debentures.

 7. Convertible Debentures

As discussed in Note 4 – Recapitalization, on July 2, 2010, the Company repurchased all of the debentures that were the subject of the May 2009 Securities and Exchange Amendment Agreements (“Amendment Agreement”) and all of the Company’s warrants there were subject of the Amendment Agreement were cancelled.  The terms of the debentures, prior to their repurchase and cancellation, were as follows:

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

Early Redemption. The Company had the right to redeem the convertible debentures before their maturity by payment in cash of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iii) all liquidated damages and other amounts due in respect of the debenture. To redeem the convertible debentures the Company was required to meet certain equity conditions. The payment of the convertible debentures would occur on the 10th day following the date the Company gave the holders notice of the Company's intent to redeem the convertible debentures. The Company agreed to honor any notices of conversion received from a holder before the payoff date of the convertible debentures.

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

Under the terms of the Amendment Agreement in May 2009, the Company also agreed to add certain covenants to the Debentures including a requirement to maintain at least $300,000 in cash at all times while the Debentures are outstanding, to sustain a level of gross revenue each quarter equal to at least 80% of the average gross revenue for the trailing two quarters, and commencing with the period ended June 30, 2009, to maintain a positive adjusted EBITDA in each rolling two quarter period.  For example, ending June 30, 2010, the sum of the three-month adjusted EBITDA of the three months ended December 31, 2009 and the three months ended June 30, 2010 must be at least $0.00 or greater.  Adjusted EBITDA is calculated by taking the Company’s net income for the applicable period, and adding to that amount the sum of the following: (i) any provision for (or less any benefit from) income taxes, plus (ii) any deduction for interest expense, net of interest income, plus (iii) depreciation and amortization expense, plus (iv) non-cash expenses (such as stock-based compensation and warrant compensation), plus (v) expenses related to changes in fair market value of warrant and beneficial conversion features, plus (vi) expenses related to impairment of tangible and intangible assets. The Company was in compliance with all covenants at June 30, 2010.

Security. The Company’s performance of its obligations under the convertible debentures was secured by all of the Company's assets under the terms of the amended and restated security agreement the Company and its subsidiaries entered into with the holders of the June 2008 debentures. Each of the Company's subsidiaries also entered into guarantees in favor of the debenture holders, pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the debentures and related agreements.

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

For each reporting period that the convertible debentures were outstanding, the Company assessed the value of its convertible debentures that were accounted for as derivative financial instruments indexed to and potentially settled in its own stock. At June 30, 2010, the Company determined that the beneficial conversion feature in the convertible debentures represented an embedded derivative liability.  Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability because the conversion price and ultimate number of shares could be adjusted if the Company subsequently issued common stock at a lower price and it was deemed possible the Company could have to net cash settle the contract if there were not enough authorized shares to issue upon conversion.

The convertible debentures contained embedded derivative features, which were accounted for at fair value as a compound embedded derivative at June 30, 2010.  This compound embedded derivative included the following material features: (1) the standard conversion feature of the debentures; (2) a reset of the conversion price condition for subsequent equity sales; (3) the Company’s ability to pay interest in cash or shares of its common stock; (4) optional redemption at the Company’s election; (5) forced conversion; (6) holder’s restriction on conversion; and (7) a default put right.

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a complex, customized Monte Carlo simulation model suitable to value path dependent American options.  The model uses the risk neutral methodology adapted to value corporate securities.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

At September 30, 2010, the Company recorded beneficial conversion liabilities of $0.00 million.  For the three and nine months ended September 30, 2010, the Company recognized other income of $0.0 million and other income of $0.8 million, respectively, related to the change in fair market value of the beneficial conversion liabilities.

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

There were 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of September 30, 2011 and December 31, 2010.

The following table summarizes information about warrants outstanding at September 30, 2011:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	3.75
$93.75	1,400	1.67
$129.75	2,667	1.49
$144.00	1,042	1.49
$300.00	400	1.38
	36,661

9. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  One customer accounted for 14% of gross accounts receivable at September 30, 2011.  One customer accounted for 12% of gross accounts receivable at September 30, 2010.

No one customer accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2011 or September 30, 2010.  During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010. This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years. Revenue received from these customers accounted for approximately 0.00% during the three and nine months ended September 30, 2011, as compared to 2% and 9% of revenue during the three and nine months ended September 30, 2010.

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

11. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At September 30, 2011 there were 126,792 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 1,189,198 shares of the Company’s common stock to the Company’s employees, directors or consultants.   The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital (as defined in the 2010 Plan) plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Compensation Committee of the Company’s Board of Directors, but in no event shall an Option be exercisable more than ten years after the date it is granted.

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

A summary of option activity under the 2005 Plan and 2010 Plan as of September 30, 2011 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	954,979	$6.00
Granted	322,998	4.40
Exercised	—	—
Forfeited or expired	(191,680)	4.45
Outstanding at September 30, 2011	1,086,297	$5.66

The options outstanding and currently exercisable by exercise price at September 30, 2011 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	483,103	9.24	$3.00	66,579	8.65	$3.02
$4.50 to 7.50	586,467	8.58	$5.67	106,024	5.21	$5.20
$7.50 to 11.25	11,313	3.78	$7.90	11,291	3.77	$7.89
$191.22 to 262.43	5,414	5.84	$221.91	5,414	5.84	$221.91
	1,086,297	8.81	$5.58	189,308	6.35	$10.79

As of September 30, 2011, 189,308 options were exercisable at an aggregate average exercise price of $10.79.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2011 was less than $0.1 million.

As of September 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $2.4 million. Of the $2.4 million, $1.0 million is expected to be recognized ratably over the next three years, and such amount includes stock options with contingent vesting which it is deemed probable that such options will become exercisable.  The remaining $1.4 million is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized when it is probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2011 and 2010, and its allocation within the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling and marketing	$32,023	$148,458	$94,957	$210,950
General and administrative	56,207	407,964	157,199	548,032
Research and development	40,736	127,189	127,254	215,791
Stock based compensation included in continuing operations	128,966	683,611	379,410	974,773
Stock based compensation in discontinued operations	-	-	-	143,498
Total stock-based compensation expense related to employee equity awards	128,966	683.,611	379,410	1,118,271

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2011 was $2.38 per share.  There were 130,668 options granted during the three months ended September 30, 2011.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

12. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three and nine months ended September 30, 2011 and 2010, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock Options	1,086,297	135,347	1,086,297	135,347
Warrants	36,661	36,661	36,661	36,661
Total	1,122,958	172,008	1,122,958	172,008

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this report.

Overview

Business

We are an IP communications company, offering a range of communications solutions from hosted IP voice and conferencing products to text and data collaboration products and services.  Our subsidiary, AccessLine, offers the following hosted VoIP Services: Digital Phone Service, SIP Trunking Service and Individual Phone Services.

Digital Phone Service replaces a customer's existing telephone lines with a VoIP alternative. It is sold as a complete solution where we bundle our software applications and hosted network services with business-class phone equipment which is manufactured by third parties.  The service is designed to be easy to install, set-up and use, and at a lower cost than traditional phone service.  This service is targeted at small to medium sized businesses looking for a fully integrated solution that does not require expert assistance to install; the customer has the ability to select the number of phone stations (from 1 to 100), number of phone lines (from 1 to 100) and types of phone numbers.

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

As part of its Individual Phone Service product offerings, AccessLine offers a variety of other phone services, including, conferencing calling services, toll-free service plans, a virtual phone system with an after-hours answering service that routes calls based on specific business needs, find-me and follow-me services, a full featured voice mail system that instantly contacts a customer via an email or cell phone text message the moment such customer receives a new voice mail or fax, and the ability to manage faxes from virtually anywhere.

Our revenues principally consist of: monthly recurring service charges, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions, unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

We differentiate our VoIP Services on the bases of the quality of our service, the comprehensiveness of our solutions and the quality of our customer support.  Our engineers have refined our network infrastructure and our software to provide, robust, scalable, and reliable solutions.  We have written substantially all of the software used in our network and applications.  As a result, we have greater accessibility to the software, a greater understanding of its function, and believe that we can respond more quickly in the development of new features and functions or to customize an application to meet customer demand.  This level of understanding has allowed us to simplify the user experience for our customers, such as our Digital Phone System, which can be self-installed by the customer.  Our network architecture is designed to provide redundancy, with multiple failover layers, and scalability.  Finally, we have also written tools that augment and enhance our customer support functions, providing greater access to information and accelerating our call response rates.

Recapitalization

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2010 we addressed this objective through the growth in our core voice businesses and a recapitalization that substantially reduced our outstanding debt, and provided additional working capital.

We experienced growth in revenue and gross profit for our AccessLine division in 2011. Our increased revenue during 2011 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

Debenture Repurchase

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased and cancelled all of our outstanding debentures in exchange for payment of $7.5 million in cash.  Additionally, the holder of the debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively and beneficially owned approximately 221,333 shares of our common stock immediately following the completion of the transactions contemplated by the agreement.  We paid $7.5 million from the proceeds of our senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we currently have $10.5 million of senior secured notes outstanding and all our previously issued debentures, which had a principal balance of $29.6 million, were cancelled.

Senior Secured Notes Private Placement

On June 30, 2010, we entered into a securities purchase agreement, which we refer to as the “Hale Securities Purchase Agreement” in this report, with affiliates of Hale Capital Management, LP, whom we refer to collectively as “Hale” in this report, pursuant to which, in exchange for $10.5 million, we issued to Hale $10.5 million of senior secured notes, which we refer to as the “2010 notes” in this report, and 3,833,356 unregistered shares of our common stock.  For a summary of material terms of the 2010 notes see “Commitments and Contingencies” below.

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

Fundamental Transactions.  For so long as the 2010 notes are outstanding and thereafter for as long as any of the Hale purchasers continue to own twenty percent of the common stock that they purchased under the Hale Securities Purchase Agreement, we cannot effect a transaction in which we consolidate or merge with another entity, convey all or substantially all of our assets, permit another person or group to acquire more than fifty percent of our voting stock, or reorganize or reclassify our common stock without the majority consent of Hale.  Additionally, we cannot effect such a transaction without obtaining the foregoing requisite consent if such transaction would trigger the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involve the issuance of any equity securities or the incurrence of debt at a price that is less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement. To date $214,052 of these contingent liabilities have  incurred as expenses.  Accordingly, in April 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we fail to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows: “Initial Effectiveness Deadline” means November 30, 2011.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement we received gross proceeds of $10.5 million.  We incurred expenses of $1.5 million in connection with the transaction contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  We used $7.5 million of these proceeds to repurchase our outstanding debentures and allotted the remaining $1.5 million for working capital purposes, including advertising and distribution programs for its Digital Phone Service products

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 31,152 shares of our common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.

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

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 1,038,414 share our common stock at a subscription price of $2.889 per share.  Under the terms of the 2010 notes, we agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3.0 million of principle amount of such notes.  To the extent the gross proceeds of the rights offering were less than $3.0 million, we and Hale agreed that Hale would exchange the principle amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 in consideration for the foregoing.  In addition, we agreed to pay Hale upon completion of the rights offered an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed below the Company has cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 notes, assuming that it pays all of the interest current, will average approximately $300,000 per month through September 30, 2012 and will average approximately $415,000 per month for the remaining twenty-one months until maturity.

Recent Developments

During 2010 and the first nine months of 2011 our focus has been on driving our core business of next generation VOIP Services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed cost elements of our business over a greater revenue base, and increase gross profit.

During the third quarter of 2011, we continued the growth of our Digital Phone Service and our SIP Trunking Service which grew by 50 percent over revenues for those products during the same period in 2010.  Digital Phone Service and our SIP Trunking service will continue to be core to growth of our revenues going forward.  Efforts are being made to expand the related distribution channels to increase penetration into these markets and increase revenues.

Overall revenues for the third quarter of 2011 increased compared to the same period of 2010 as the increases in our core Digital Phone Service and SIP Trunking Service were more than offset by the loss of revenue related to certain Legacy  products.  During the three months ended September 30, 2010, we received notice from two of our significant Legacy customers that they would be terminating our service during the last quarter of 2010. These services constituted an older product offering, that had been in place with these customers for several years.  We had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  That discontinuation did occur and we did not generate any revenues from those Legacy products in the third quarter of 2011.  Consequently, we will not experience any further erosion of revenues related to Legacy product sales.

If we can continue to generate revenues and gross profits in our Digital Phone Service and SIP Trunking Service products consistent with our growth during 2011 year to date and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt, will be sufficient to finance our operations through September 30, 2012. However, we have limited financial resources.  Significant decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Results of Operations

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

Revenues, Cost of Revenues and Gross Profit

			Increase/(Decrease)
	2011	2010	Dollars	Percent
Three Months Ended September 30:
Revenues	$7,254,405	$6,873,268	$381,137	5.5%
Cost of revenues	3,003,187	3,070,391	(67,204)	(2.2%)
Gross profit	4,251,218	3,802,877	448,341	11.8%
Gross profit percentage	58.6%	55.3%

Nine Months Ended September 30:
Revenues	$21,183,708	$21,819,576	$(635,868)	(2.9%)
Cost of revenues	8,865,016	9,266,342	(401,326)	(4.3%)
Gross profit	12,318,692	12,553,234	(234,542)	(1.9%)
Gross profit percentage	58.2%	57.5%

Net revenues for the three months ended September 30, 2011 were $7.3 million, an increase of $0.4 million, or 5.5% over the same period in 2010.  Net revenues for the nine months ended September 30, 2011 were $21.2 million, a decrease of $0.6 million, or 2.9% over the same period in 2010.  Net revenues increased in the three months ended September 30, 2011 as a result of increased sales in Digital Phone Service, SIP Trunking Service and Voice Volume Services offset by a decline in Individual Services.  Net revenues declined for the nine month period as the result of the discontinuation of our Legacy products in 2010.  This decrease was offset by increases in Digital Phone Service and SIP Trunking Services.  Net Revenues from our Legacy products amounted to $1.3 million and $5.5 million for the three and nine months ended September 30, 2010.  Revenue grew in Digital Phone Service and SIP Trunking Service in the three and nine months ended September 30, 2011 and we expect this growth to continue to be strong throughout the last quarter of 2011.

Cost of revenues for the three months ended September 30, 2011 were $3.0 million, a decrease of less than $0.1 million, or 2.2%, over the same period in 2010. Cost of revenues for the nine months ended September 30, 2011 were $8.9 million, a decrease of $0.4 million, or 4.3% over the same period in 2010.  Cost of revenues decreased as a result of the change in product mix and variable costs.

Gross profit for the three months ended September 30, 2011 was $4.3 million, an increase of $0.4 million, or 11.8%, over the same period in 2010.  Gross profit for the nine months ended September 30, 2011 was $12.3 million, a decrease $0.2 million, or 1.9% over the same period in 2010.  Gross profit percentage was 58.2% for the nine months ended September 30, 2011 as compared to 57.5% in the same period in 2010.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2011 were $1.8 million, a decrease of less than $0.1 million or 4.8%, over the same period in 2010.  Selling and marketing expenses in both the nine months ended September 30,  and 2010 were $5.2 million The decrease from the third quarter of 2010 was primarily due to a decrease in advertising and marketing expenses. We anticipate that selling and marketing expenses for fiscal year 2011 will be higher than those incurred in fiscal year 2010 as we increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $2.1 million, an increase of $0.1 million or 6.7%, over the same period in 2010.  General and administrative expenses in both the nine months ended September 30, 2011 and 2010 were $5.8 million.  The increase for the three months ended September 30, 2011 is primarily a result of general legal expenses.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended September 30, 2011 were $0.5 million, a decrease of $0.2 million or 24.6%, over the same period in 2010.  Research, development and engineering expenses for the nine months ended September 30, 2011 were $1.4 million, a decrease of $0.6 million or 31.3%, over the same period in 2010.  Research and development expenses decreased in 2011 because we capitalized a larger percentage of payroll and related costs that were attributable to the design, coding, and testing of our software developed for internal use than we did in the same period in the prior year and as a corollary we incurred lower payroll related expenses.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2011 and September 30, 2010 was $0.2 million.  Depreciation for the nine months ended September 30, 2011 was $0.5 million a slight increase over the same period in 2010.  The increase is primarily attributable to additional capital leases on network equipment during the nine months ended September 30, 2011

Amortization of Purchased Intangibles

We recorded $1.7 million of amortization expense in both the nine months ended September 30, 2011 and 2010, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense was $0.7 and $0.9 million for the three months ended September 30, 2011 and September 30, 2010, respectively.  Interest expense in both the nine months ended September 30, 2011 and 2010 was $2.5 million.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

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

On June 30, 2010, we entered into a securities purchase agreement with holders of our outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased and cancelled all of our outstanding debentures in exchange for payment of $7.5 million in cash. Additionally, the holders of our debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively beneficially owned approximately 221,333 shares of our common stock immediately following the completion of the transactions contemplated by the agreement.

 Concurrently with the repurchase of our debentures, we entered into the Hale Securities Purchase Agreement, pursuant to which we issued $10.5 million in principal of 2010 notes.  Interest accrues on the 2010 notes at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes. The Company elected to defer interest on the 2010 notes at all available times during 2010 and 2011.  In connection with the August 2011 amendment to the 2010 notes, through June 30, 2012, the Company has the option to defer the monthly interest payments otherwise due on $3.0 million of the 2010 notes and have any such amount of deferred interest added to the principal balance of the 2010 notes.

Change in Fair Value of Warrant and Beneficial Conversion Liabilities

Change in Fair Value of Warrant and Beneficial Conversion Liabilities was $0.00 for the three and nine months ended September 30, 2011 and income of $0.0 million and $0.8 million related to the beneficial conversion liabilities for the three and nine months ended September 30, 2010.

In connection with the Recapitalization, on July 2, 2010, all of our convertible debentures were repurchased and cancelled and the related conversion feature was eliminated.   For the nine months ended September 30, 2011 and September 30, 2010, the company recognized $0.0 and $0.8 million, respectively related to the change in fair market value of the beneficial conversion liabilities.

Discontinued Operations

As a result of the sale of our system integration business in October 2009, and the termination of the Digital Presence video conferencing product line, we reported our video segment results as discontinued operations in 2010. The $0.0 million and $0.3 million of expenses incurred during the three and nine months ended September 30, 2010, relate to the wind down of our Digital Presence product line.  No expenses were incurred during the three and nine months ended September 30, 2011.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through September 30, 2011. As of December 31, 2010, we had net operating loss carry forwards (“NOL’s”), net of section 382 limitations, of approximately $46 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

The Company's cash balance as of September 30, 2011 was $1.7 million.  At that time, the Company had accounts receivable of $1.9 million and a working capital deficit of $4.5 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million.  The aforementioned items represent $1.7 million of total current liabilities as of September 30, 2011.

Current liabilities as of September 30, 2011 also include debt payments on the 2010 notes, due and payable to our majority shareholder, of $3.0 million.  Additionally, based on an amendment, related to the cancellation of the Rights Offering, effected in August 2011 (see Note 5), interest in the amount $609,995 is due to be paid over the next twelve months through September of 2012.  Any substantial inability to execute our business plan could negatively impact our ability to make payments in accordance with the contractual terms. Further, the 2010 Notes include financial covenants the Company must meet on a quarterly basis.  The Company was in compliance with all covenants at September 30, 2011.    Any potential inability to maintain compliance with the financial covenants or successfully obtain a waiver, if a violation occurs, could result in an event of default as defined in the agreement and negatively impact the Company’s ability to finance its operations.

Cash generated by continuing operations during the nine months ended September 30, 2011 was $0.8 million. This was primarily the result of cash generated from operations of $0.8 million as the net loss from continuing operations of $4.8 million was more than offset by the following non-cash charges: amortization of note discounts of $1.5 million; amortization of intangible assets of $1.7 million; depreciation expense of $1.4 million (which includes depreciation expense of $0.3 million in cost of sales); non-cash interest of $0.5 million and stock compensation expense of $0.4 million. The remaining $0.1 million of cash was provided by the changes in working capital.

Net cash used by investing activities during the nine months ended September 30, 2011 was $0.4 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $1.0 million during the nine months ended September 30, 2011, $0.4 million of which was related to payments on our capital leases and $0.6 million was related to payment on the 2010 notes.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2011 year to date, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through September 30, 2012.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases
2011	416,389	126,698
2012	1,490,787	312,136
2013	298,673	134,846
2014	45,753	66,573
2015	26,690	-
Total minimum lease payments	$2,278,292	640,253
Less amount representing interest		(42,210)
Present value of minimum lease payments		598,043
Less current portion		(333,214)
		$264,829

The 2010 Notes

In connection with the Recapitalization, on July 2, 2010, we issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 2, 2010.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes. In connection with the August 2011 amendment to the 2010 notes, through June 30, 2012, the Company has the option to defer the monthly interest payments otherwise due on $3.0 million of the 2010 notes and have any such amount of deferred interest added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for 11 months thereafter, principal payments of $200,000 per month are due on the last day of each month.  Thereafter, we are required to pay principal in a monthly amount equal to the sum of (a) $383,702and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

August 2011 Amendment.  We had the right to redeem up to $3.0 million of the 2010 notes prior to maturity in connection with the rights offering. In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (i) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2011.  The Company's scheduled payment obligations under the 2010 notes will average approximately $300,000 per month through September 30, 2012 and average approximately $415,000 per month for the remaining twenty-one months until maturity.

No Conversion Rights.  The 2010 notes are not convertible.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  We evaluate our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

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

Revenue Recognition:

Revenues from continuing operations are derived primarily from monthly recurring fees, which are recognized over the month the service is provided, activation fees, which are deferred and recognized over the estimated life of the customer relationship, and fees from usage, which are recognized as the service is provided.

Revenues from our discontinued Digital Presence segment were recognized when persuasive evidence of an arrangement existed, title was transferred, product payment was not contingent upon performance of installation or service obligation, the price was fixed or determinable, and collectability was reasonably assured.  In instances where final acceptance of the product or service was specified by the customer, revenue was deferred until all acceptance criteria was met.  Additionally, extended service revenue on hardware and software products was recognized ratably over the service period, generally one year.

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

We review the terms of convertible debt and equity instruments the Company issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2011, our disclosure controls were effective at that "reasonable assurance" level.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation that we believe would have a material adverse effect on our business operations or financial condition.

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

We had net income of $10.3 million for the year ended December 31, 2010, which was primarily attributable to a non-recurring gain on debt extinguishment of $16.5 million.  We incurred a loss of $8.1 million for the year ended December 31, 2009.  We have an accumulated deficit of $34.8 million at September 30, 2011.  In order to achieve sustainable profitability we will have to continue to develop innovative products with a strong value proposition, provide convenient and reliable service, expand our customer base and strictly manage our operating expenses.  We cannot be sure that we will be successful in meeting these challenges.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through September 30, 2012. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. In addition, we issued $10.5 million of senior secured notes, which we refer to as the “2010 notes,” in connection with the recapitalization in July 2010. The terms of the 2010 notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.  We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

At the time we issued the 2010 notes, the company expected to be able to redeem up to $3.0 million in principal of the 2010 notes by pursuing the Rights Offering (see Notes 4 and 5 to the financial statements above).  As part of an amendment to the Hale Securities Purchase Agreement entered into in August of 2011, the company was released from its obligation to pursue the Rights Offering and Hale was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the company.  An effect of this amendment is that the company retains $3.0 million of the Hale indebtedness, which it must service and did not expect to be subject to at the time the Hale Securities Purchase Agreement was effected.  While the company and its board believe that the amendment was in the best interests of the company and all of its shareholders, the additional debt service negatively affects the company’s cash position.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our July 2010 recapitalization we issued a total of 4,170,684 shares of our common stock to affiliates of Hale.  We are required to file one or more registration statements covering the resale of the shares of common stock sold to Hale in our private placement transaction.  If and when such registration statements are declared effective, the holder of those shares will be able to sell.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144 adopted under the Securities Act of 1933, (as amended, the “Securities Act”).  As part of the amendment to the Hale Securities Purchase Agreement, the company and Hale agreed to extend the period by which any such registration statement must be declared effective to November 30, 2011.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

 We currently owe, in the aggregate, approximately $11.6 million in principal payments on the 2010 notes.  The 2010 notes, all of which are held by Hale, contain covenants that impose significant restrictions on us, including restrictions on our ability to issue debt or equity securities, restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

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

At the time we issued the 2010 notes, the company expected to be able to redeem up to $3.0 million in principal of the 2010 notes by pursuing the Rights Offering (see Notes 4 and 5 to the financial statements above).  As part of an amendment to the Hale Securities Purchase Agreement entered into in August of 2011, the company was released from its obligation to pursue the Rights Offering and Hale was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the company.  An effect of this amendment is that the company retains $3.0 million of the Hale indebtedness, which it must service and did not expect to be subject to at the time the Hale Securities Purchase Agreement was effected.  While the company and its board believe that the amendment was in the best interests of the company and all of its shareholders, the additional debt service negatively affects the company’s cash position.

All of the 2010 notes are held by one investor and its affiliates, and that investor will be able to control any waivers or amendments to the terms of the 2010 notes and exercise rights and remedies with respect to the 2010 notes.

Hale holds all of the 2010 notes.  Under the terms of the Hale Securities Purchase Agreement, certain amendments or waivers must be approved by the holders of a majority of the outstanding principal amount of the 2010 notes.  Consequently, Hale will have sole authority to approve or not approve any amendment or waiver.  In addition, Hale will have sole authority to exercise any rights or remedies available to it under the terms of the 2010 notes.

Our failure to repay the 2010 notes could result in substantial penalties against us, and legal action that could substantially impair our operations.

The 2010 notes accrue interest at a rate equal to the prime rate plus 4.75% per annum, which is payable at the end of each month.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and to have the amount of interest deferred added to the principal balance.  We elected to defer all such interest.  It will be an event of default under the 2010 notes if we are unable to make payments thereunder when and as required.  Other events of default under the 2010 notes include; failure pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which is not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of security documents entered into in connection with the issuance of the 2010 notes to be binding and enforceable, and casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA.  In the event of default, additional default interest of 4% will accrue on the outstanding balance of the 2010 notes.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  If we were unable to repay the default amount when and as required, the holder could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

Our failure to secure registration of the common stock and maintain such registration could result in monetary damages.

Under the terms of the registration rights agreement we entered into in connection with the Hale Securities Purchase Agreement, we agreed to file registration statements covering the resale of the shares of common stock we sold to Hale by specified deadlines, to have such registration statements declared effective by specified deadlines, and to maintain the effectiveness of such registration statements to permit the resale of all the share of common stock we agreed to register for resale.  The registration rights agreement contains penalty provisions in the event that we fail to comply with the foregoing.  For example, if we did not file the registration statement that we filed on September 30, 2010 by September 30, 2010, or if such registration statement was not declared effective by November 30, 2011 (per amendment), or if we fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we file under the registration rights agreement until the shares issued in our 2010 note private placement are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144(c)(1), then, as partial relief for the damages to any holder or registrable securities by reason of any such delay in or reduction of its ability to sell the shares of common stock, and in addition to any other remedies available to such holder, we agreed to pay liquidated damages in an amount of 1% of the aggregate purchase price of such holder’s registrable securities included in such registration statement that are then owned by such holder.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for period totaling less than 30 days) until such failure is cured.  The registration statements covering the resale of the common stock have not been declared effective. To date, the investor and its affiliates, have waived all initial registration statement effectiveness deadlines, and we amended the registration rights agreement to extend the registration statement effectiveness deadline to November 30, 2011.

Our ability to use our net operating loss carryforwards may be limited.

As of September 30, 2011, we had net operating loss carryforwards of approximately $6.1 million, some of which, if not utilized, will begin expiring in 2011.  Our ability to utilize the net operating loss carryforwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.

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

Our profitability could be negatively affected as a result of competitive price pressures in the sale of unified communications products, which could cause us to reduce the price of our products or services.  Any such reduction could have an adverse impact on our margins and profitability.  Our competitors may also offer bundled service arrangements offering a broader product or service offering despite the technical merits or advantages of our products.  Moreover, our competitors' financial resources may allow them to offer services at prices below cost or even for free to maintain and gain market share or otherwise improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete resulting in lower gross profit and lower profitability.

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

We rely in part on patent, trademark, copyright, and trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of September 30, 2011, we had two patents relating to telecommunications and security.  We cannot provide any assurance that these patents or any patents that we may secure in the future will be sufficient to provide commercial advantage for our products.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

As of September 30, 2011, we had 4,820,098 shares of common stock outstanding.  Hale owns approximately 84% of our outstanding common stock.  Accordingly, Hale has control over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.  In addition, Hale has the right to appoint three members to our five member board of directors.

An investment in our company may be diluted in the future as a result of the issuance of additional securities.

Under the terms of the Hale Securities Purchase Agreement, we agreed to issue additional shares to Hale in the event that we are required to make payment, at any time prior to July 2, 2012, on certain identified contingent liabilities up to an aggregate amount of $769,539, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the recapitalization transaction.  To date $214,052of these contingent liabilities have been fixed and incurred as expenses.  Accordingly, in March 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  We anticipate that some portion of the remaining contingent liabilities will be fixed and incurred but we cannot be certain of the amount of the timing.  If and when they are incurred, we will be compelled under the terms of the Hale Securities Purchase Agreement to issue additional shares to Hale.  The issuance of such additional shares, as further explained in the risk factor above, could result in substantial dilution to current stockholders.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000, excluding the value of such person’s primary residence, or annual incomes exceeding $200,000 (or $300,000 together with their spouse)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for "penny stock."  Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

On November 9, 2011, the Compensation Committee of the Board of Directors of the company acted by unanimous written consent to increase the base salary of AccessLine’s Chief Operating Officer, Mr. Rob Cain, from $150,000 annually to $200,000 annually.  No other provisions of Mr. Cain’s employment agreement were changed.

Item 6. EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: November 10, 2011	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.3	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
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