Form 10-K/A
period 2010-12-31
Telanetix,Inc
filed 2011-11-29
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 23, 2011 (the “Original Filing”) solely for the purpose of including the signature of our independent auditor on the audit report contained on page F-1.  The complete text of our Original Filing is contained herein along with updated certifications contained in Exhibits 31.1 and 31.2. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing, and we have not updated disclosures contained therein to reflect any events that have occurred subsequent to the date of the Original Filing.   In this report, unless the context indicates otherwise, the terms "Telanetix," "Company," "we," "us," and "our" refer to Telanetix, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

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

3.1(a)	Certificate of Incorporation (2)
3.1(b)	Amendment to Certificate of Incorporation dated June 17, 2009 (2a)
3.2	Bylaws, as amended (6)
4.1	Form of senior secured notes issued on July 2, 2010 (9)
10.1#	Telanetix, Inc. 2005 Equity Incentive Plan (2a)
10.2(a)#	Doug Johnson Employment Agreement dated April 28, 2008 (4)
10.2(b)#	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (7)
10.3(a)#	J. Paul Quinn Employment Agreement dated April 28, 2008 (4)
10.3(b)#	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (7)
10.4#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (5)
10.6	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (8)
10.7	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the holders of debentures identified therein (9)
10.8	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (9)
10.9	Registration Rights agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein. (9)
10.10	Pledge and Security Agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured notes issued on July 2, 2010 (9)
10.11	Guaranty dated July 2, 2010, issued by the subsidiaries of Telanetix, Inc., a Delaware corporation (9)
10.12#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and Douglas N. Johnson (9)
10.13#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and J. Paul Quinn (9)
10.14#	Telanetix, Inc. 2010 Stock Incentive Plan (9)
10.15#	Form of Nonqualified Stock Option Agreement issued under the Telanetix, Inc. 2010 Stock Incentive Plan (9)
10.16	Form of Letter Agreement dated July 1, 2010, between Telanetix, Inc., a Delaware corporation, and directors designated by HCP-TELA, LLC (9)
11.1	Statement re Computation of Per Share Earnings (10)
14.1	Code of Business Conduct and Ethics (3)

21.1	Listing of Subsidiaries (contained in Exhibit 21.1 of the registrant’s Annual Report on Form 10-K filed on March 23, 2011)
23.1*	Consent of Grant Thornton LLP
24.1	Power of Attorney (contained in the signature page to the registrant’s Annual Report on Form 10-K on March 23, 2011)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

#	Management contract or compensatory plan or arrangement
*	Filed herewith

(1)	Incorporated herein by reference to the registrant's Form 8-K filed on September 4, 2007
(2)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006

(2a)	Incorporated herein by reference to the registrant's Form 10-Q filed on August 12, 2009
(3)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007

(4)	Incorporated herein by reference to the registrant's Form 8-K filed on May 8, 2008
(5)	Incorporated herein by reference to the registrant's Form 8-K filed on June 26, 2008

(6)	Incorporated herein by reference to the registrant's Form 8-K filed on April 29, 2009

(7)	Incorporated herein by reference to the registrant's Form 8-K filed on July 2, 2009
(8)	Incorporated herein by reference to the registrant's Form 8-K filed on November 2, 2009

(9)	Incorporated herein by reference to the registrant's Form 8-K filed on July 7, 2010
(10)	Included with the financial statements filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: November 28, 2011	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ DOUGLAS N. JOHNSON Douglas N. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2011
/s/ PAUL BOGONIS Paul Bogonis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 28, 2011
/s/ STEVEN J. DAVIS * Steven J. Davis	Director	November 28, 2011
/s/ DAVID A. RANE * David A. Rane	Director	November 28, 2011
/s/ CHARLES HALE * Charles Hale	Director	November 28, 2011
/s/ MARTIN HALE * Martin Hale	Director	November 28, 2011

* By Douglas N. Johnson, attorney in fact.

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