Form 10-K
period 2011-12-31
Telanetix,Inc
filed 2012-03-26
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($1.80 per share), was approximately $1.3 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G and 13D filings with the Securities and Exchange Commission as of June 30, 2011.

As of March 26, 2012, there were 4,820,098 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Information Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2011 are incorporated by reference into Part III of this report.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

·	new competitors are likely to emerge and new technologies may further increase competition;

·	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

·	our ability to obtain future financing or funds when needed;

·	our ability to successfully obtain a diverse customer base;

·	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

·	our ability to attract and retain a qualified employee base;

·	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

·	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

·	our ability to maintain and execute a successful business strategy.

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

PART I

ITEM 1.  BUSINESS

Our Business

We are a cloud based IP voice services company.  Our company is built on the belief that business telecommunication need not be expensive or complicated.  Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications that are easy to purchase, easy to install, easy to use and most importantly provide significant savings.  Our customers have the ability to easily configure their service to meet the unique needs of their business.  At the core of our cloud based, hosted service is our proprietary software, which is developed internally and runs on standard commercial grade servers.  By delivering business phone service to the market in this manner, our Voice Services offer flexibility and ease of use to any sized business customer, at an affordable price point.

AccessLine offers the following cloud based, hosted Voice over IP services: Digital Phone System (DPS), SIP Trunking Service and a la carte, individual phone services.  DPS replaces a customer's existing telephone lines and phone system with a Voice over IP alternative. It is sold as a complete turn-key solution where we bundle business-class phone equipment which is manufactured by third parties, along with our reliable voice network services.  This service is primarily targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install or manage.  SIP Trunking Service replaces high-cost telephone lines with a low cost yet high quality IP alternative.  SIP Trunking is for larger businesses that already have their own on premise equipment (PBX) and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service can support businesses with hundreds to thousands of employees.

AccessLine-branded services also offer a la carte phone services and features including conferencing calling services, find-me and follow-me services, toll-free services, and automated attendant service.  Each a la carte service can be purchased individually through AccessLine’s various websites.  All services include easy-to-use web interfaces for simple management and customizations.

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

Our Strategy

2011 was a pivotal year for Telanetix as steps were taken to stabilize the company.  Going forward, our principle objective is to create shareholder value through accelerating growth and constant focus on improving both operational efficiency and operating profitability.  Elements of our business strategy for 2012 to accomplish this objective include:

·
Continue leadership in the low-cost market- We will continue to deliver the most compelling value in IP based Voice services to the business Market.  The combination of our DPS product and our SIP Trunking products discussed above, deliver voice  services targeting a multi-billion dollar addressable market, which is currently under served and overpriced by incumbent solutions.  Our AccessLine-branded products are easy to buy, easy to install and deliver outstanding quality at a higher value than our competitors.

·
Expand sales channels in DPS and SIP Trunking- Our sales and provisioning support sub-systems and our IP network have been designed to allow for automated set up, and eliminate the need for on-site support and to scale with rapid growth.  We deliver local phone service in over 90% of the US business markets and consequently have the opportunity to leverage very large distribution partners to offer solutions to their customers.  In 2012, we plan to aggressively add new significant distribution channels to create growth.

·
Deliver Excellence in our IP based Network- The cornerstone of our success is the reliability of our network.  It is one of our core competencies, and is at the heart of the exceptional value we deliver to business customers.  Our network has been designed to scale efficiently and, as a result, we can increase revenues using existing infrastructure and expect to increase gross margins and profitability.

·
Manage Operating Expenses- Our philosophy is to challenge every dollar we spend to assure a return against our plan.  We are aggressively managing expenses through specific evaluation of all expenses including fixed costs and organizational structure.

·
Simplify the Customer Experience and deliver great service-   We recognize the critical importance of winning and keeping a customer.  We believe we must earn each customer’s business each and every day.  We do this by delivering a best of class customer experience.  Throughout the customer lifecycle from the point of sale through customer care, billing, and the selling of additional services we demand standards of excellence from our people for all of our customers.

·
People and Culture - A core part of our strategy is to challenge, inspire, and hold every employee accountable to improve their part of the business through better planning, execution and leadership.  Our culture focuses on clear direction, accountability and data driven decision making and execution based around our core competencies.

Products and Services

Digital Phone System and Service Solution (DPS)

Our cloud based, hosted DPS product is designed specifically for small businesses.  We have designed our DPS product to be easy to purchase, easy to install, flexible in its design, and affordable.

Ordering can be done through an indirect agent representative or through a phone call to one of our direct sales representatives.  Ordering typically takes under twenty minutes and the system will be delivered to the customer’s door within days.   Once the customer has the AccessLine-branded DPS phone system in hand, the customer simply plugs the business phones into the internet and our software automatically configures the equipment and assigns the appropriate telephone numbers.  There is no additional hardware or technical assistance needed to install the system. Installation is simple and easy and has been designed to be performed by a non-technical individual.

The service associated with our Digital Phone System solution comes standard with and over forty other calling features including voicemail, call hold, call transfer, conference calling and many more.  Additional features, such as auto attendant, automated menus, webfax and others can be purchased to customize and upgrade the services to fit the business consumer’s individual requirements.  Because the features are all software based, they can be purchased or controlled from a customer web interface or our customer care or sales center; without the requirement for additional on premise equipment, installation or technical support.

Our cloud based, hosted DPS services are designed to provide full featured business phone services at significant savings compared to traditional telephone services.  Our DPS product centralizes most of the calling functions within our network, eliminating expensive customer on premise equipment, such as a PBX.  Unlike expensive systems designed for large corporations, the DPS product lets the customer purchase only the equipment and service they need, and affords them flexibility to add more lines, more phones, and more features as their business grows.

SIP Trunking Services

Our cloud based SIP Trunking product is a hosted voice network service offered to larger businesses and enterprises. The AccessLine-branded SIP Trunking service provides our high quality Voice over IP network services to businesses that already have a PBX installed.  These businesses want the flexibility and savings that come with Voice over IP, without sacrificing call quality or reliability.  Our services provide the savings and flexibility of a Voice over IP, but with the ability to scale to meet the needs of the larger business enterprise.

Market

Our AccessLine subsidiary has been offering business phone solutions and applications to the business market since 1998, and currently targets the United States small business market with the AccessLine-Branded DPS product, and targets the mid to large sized business market in the United States with the AccessLine-branded SIP Trunking service. We believe that the addressable market in the United States for DPS and SIP Trunking is greater than $30 Billion.

Distribution

The AccessLine Voice Services are brought to market through direct sales efforts and through select channel partners.  AccessLine has established channel partner relationships with three large business retailers in the United States: Office Depot, Staples, and Costco.  All three retailers market AccessLine's business phone service through online or in-store distribution, with much of the process being fully automated.  In addition, Telanetix’s AccessLine-branded products are sold directly to the business market via online advertising and direct fulfillment.   SIP Trunking distribution is primarily generated through IP-PBX partners and their related channels selling the IP-PBX solutions.  In addition, Telanetix has reseller relationships with providers who rebrand Telanetix SIP Trunking products.

Suppliers

All of AccessLine's primary software system components have been developed internally by the AccessLine product and software development team.  AccessLine’s software conforms to industry accepted telecommunications standards.  Accordingly, AccessLine is able to leverage third-party components within its platform and integrate with the wide variety of equipment employed by its customers.

AccessLine uses off-the-shelf high quality products to construct the network on which AccessLine software operates and delivers its services.  These components include VoIP gateways for IP switching and routing, standard high-quality servers, bulk storage solutions, standard operating systems and database software.  AccessLine interfaces with various carrier suppliers for wide area transmission facilities, public telephony interconnections and FCC required services including 911 and CALEA.

Intellectual Property

We have developed proprietary software and other technologies for nearly all major elements of our systems and services.  These include voice and switching applications, automated provisioning and configuration systems, network management systems, and others.  Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2011, we had been issued 2 United States patents, which expire on August 3, 2024 and June 26, 2020.

Competition

AccessLine competes with traditional phone service carriers, cable companies, alternative voice and video communication providers as well as those companies that also base their service on VoIP technology.  The traditional phone service carriers, such as AT&T, Centurylink and Verizon Communications are our primary competitors and have historically dominated their regional markets.  These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base.  Cable companies, such as Cablevision, Comcast, Cox Communications, and Time Warner Cable have made and are continuing to make substantial investments in delivering broadband Internet access to their customers and have recently begun to deliver business voice services.  As a result, they are offering bundled services, which include business phone service.  Cable companies are able to advertise on their local access channels with no significant out-of-pocket cost and through bill-stuffers with little marginal cost.  They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Because most of our target VoIP customers are already purchasing communications services from one or more of these providers, our success depends upon our ability to attract these customers away from their existing providers.  This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market.  We believe that we will be able to attract and retain customers based on the quality of our solutions, affordability of our offers, customer service, nationwide network, flexible feature set, network and operating architecture, and support for industry standards.

Regulatory Matters

The VoIP communications industry is subject to regulatory oversight. The future effect of laws, regulations and orders affecting our operations cannot be determined. As a general matter, increased regulation and the imposition of additional funding obligations increases our costs of providing a VoIP service, which cost may or may not be recoverable from our customers.  This could result in making our VoIP services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins to attempt to absorb such costs.

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

Research and Development

We currently employ 9 individuals in research, development, and engineering activities. Our research and development initiatives are directed at improving the efficiency and reliability of our network, development of enhancements to our existing products, and the design and development of new products and services. During 2011 and 2010, our research, development, and engineering expenses were approximately $1.9 million and $2.6 million, respectively. Future research will focus on expansion of our current product lines to support a wider variety of customer configurations, and expanding our addressable market segments. In addition, we will focus on additional operational process automation and tools, to increase process efficiency and support scalability.

Employees

We have 86 full-time employees as of March 26, 2012, and 2 part-time employees.  We also retain a limited number of independent contractors to perform software development projects.  We currently have one independent contractor working on software development projects.

To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales, and marketing capacities.

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

Since 2007 our core business has been the provision of hosted VoIP solutions, primarily directed to the small-and-medium business marketplace.  Through our 2007 acquisition of AccessLine Holdings, Inc. we acquired and began offering a variety of voice and messaging solutions, including VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist.  AccessLine's revenues principally consist of monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

Until 2009 we also developed proprietary high end telepresence video conferencing systems, and offered systems integration services.   In late 2009 we determined to evaluate strategic options to sell our telepresence videoconferencing business.  In October 2009, we sold our systems integration business in exchange for nominal cash consideration and the transfer of all related liabilities.  In December 2009, we determined to conclude efforts to seek strategic alternatives for the sale of our video conferencing business.  As a result, we have reflected our video conference and system integration business as discontinued operations in our 2010 consolidated financial statements. Following the sale of our telepresence video conferencing business, we determined to focus solely on growing our AccessLine-branded Voice Services.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.telanetix.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our board of directors committee charters are also posted within this section of the website.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

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

Many of our existing and target customers are in the small and medium business sector. Although we believe our products and services are less costly than traditional telephone services, these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services. If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and services, and could cause delay and lengthen sales cycles and could cause our revenue to decline.

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

We had a net loss of $5.3 million for the year ended December 31, 2011.  We had net income of $10.3 million for the year ended December 31, 2010, which included a $16.5 million gain on recapitalization and $800,000 credit from change in fair market value of derivative liabilities.  We have an accumulated deficit of $35.4 million at December 31, 2011.  In order to achieve sustainable profitability we will have to continue to develop innovative products with a strong value proposition, provide convenient and reliable service, expand our customer base and strictly manage our operating expenses.  We cannot be sure that we will be successful in meeting these challenges.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through December 31, 2012. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. In addition, we issued $10.5 million of senior secured notes, which we refer to as the “2010 notes,” in connection with the recapitalization in July 2010. The terms of the 2010 notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.  We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we may be forced to suspend or curtail our operations.

At the time we issued the 2010 notes, the Company expected to be able to redeem up to $3.0 million in principal of the 2010 notes by pursuing the Rights Offering (see Notes 4 and 5 to the financial statements below).  As part of an amendment to the Hale Securities Purchase Agreement (defined below) entered into in August of 2011, the Company was released from its obligation to pursue the Rights Offering and Hale (defined below) was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the Company.  An effect of this amendment is that the Company retains $3.0 million of the 2010 notes, which it must service and did not expect to be subject to at the time the Hale Securities Purchase Agreement was effected.  While the Company and its board believe that the amendment was in the best interests of the Company and all of its shareholders, the additional debt service negatively affects the Company’s cash position.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our July 2010 recapitalization we issued a total of 4,170,684 shares of our common stock to affiliates of Hale.  We are required to file one or more registration statements covering the resale of the shares of common stock sold to Hale in our private placement transaction.  If and when such registration statements are declared effective, the holder of those shares will be able to sell.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144 adopted under the Securities Act of 1933, (as amended, the “Securities Act”).  As part of the amendment to the Hale Securities Purchase Agreement, the Company and Hale agreed to extend the period by which any such registration statement must be declared effective to June 30, 2012.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

 As of December 31, 2011, we owed, in the aggregate, approximately $10.4 million in principal payments on the 2010 notes.  The 2010 notes, all of which are held by Hale, contain covenants that impose significant restrictions on us, including restrictions on our ability to issue debt or equity securities, restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

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

At the time we issued the 2010 notes, the company expected to be able to redeem up to $3.0 million in principal of the 2010 notes by pursuing the Rights Offering (see Notes 8 and 9 to the financial statements).  As part of an amendment to the Hale Securities Purchase Agreement entered into in August of 2011, the Company was released from its obligation to pursue the Rights Offering and Hale was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the Company.  An effect of this amendment is that the Company retains $3.0 million of the Hale indebtedness, which it must service and did not expect to be subject to at the time the Hale Securities Purchase Agreement was effected.  While the Company and its board believe that the amendment was in the best interests of the Company and all of its shareholders, the additional debt service negatively affects the company’s cash position.

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

The 2010 notes accrue interest at a rate equal to the prime rate plus 4.75% per annum, which is payable at the beginning of each month.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and to have the amount of interest deferred and added to the principal balance.  We elected to defer all such interest.  It will be an event of default under the 2010 notes if we are unable to make payments thereunder when and as required.  Other events of default under the 2010 notes include; failure to pay other indebtedness when due if the amount exceeds $250,000, bankruptcy, entry of a judgment against us in excess of $250,000 which is not discharged or covered by insurance, failure to observe other covenants of the 2010 notes or related agreements (subject to applicable cure periods), breach of representation or warranty, failure of security documents entered into in connection with the issuance of the 2010 notes to be binding and enforceable, casualty loss of any of our assets that would have a material adverse effect on our business, and failure to meet 80% of quarterly financial targets from our annual operating budget, including cash, revenues and earnings before interest, taxes, depreciation and amortization, or ‘EBITDA.’  In the event of default, additional default interest of 4% will accrue on the outstanding balance of the 2010 notes.  In addition, in the event of default, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  If we were unable to repay the default amount when and as required, the holder could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

Our failure to secure registration of the common stock and maintain such registration could result in monetary damages.

Under the terms of the registration rights agreement we entered into in connection with the Hale Securities Purchase Agreement, we agreed to file registration statements covering the resale of the shares of common stock we sold to Hale by specified deadlines, to have such registration statements declared effective by specified deadlines, and to maintain the effectiveness of such registration statements to permit the resale of all the share of common stock we agreed to register for resale.  The registration rights agreement contains penalty provisions in the event that we fail to comply with the foregoing.  For example, if we did not file the registration statement that we filed on September 30, 2010 by September 30, 2010, or if, pursuant to an amendment to the registration rights agreement, such registration statement was not declared effective by June 30, 2012, or if we fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we file under the registration rights agreement until the shares issued in our 2010 note private placement are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1), then, as partial relief for the damages to any holder or registrable securities by reason of any such delay in or reduction of its ability to sell the shares of common stock, and in addition to any other remedies available to such holder, we agreed to pay liquidated damages in an amount of 1% of the aggregate purchase price of such holder’s registrable securities included in such registration statement that are then owned by such holder.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for period totaling less than 30 days) until such failure is cured.  The registration statements covering the resale of the common stock have not been declared effective. To date, the investor and its affiliates, have waived all initial registration statement effectiveness deadlines, and we amended the registration rights agreement to extend the registration statement effectiveness deadline to June 30, 2012.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2011, we had net operating loss carry-forwards of approximately $8.5 million, some of which, if not utilized, will begin expiring in 2012.  Our ability to utilize the net operating loss carry-forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.

Risks Related to Our Business

We face competition from much larger and well-established companies.

We face competition from much larger and more established companies.  In addition, our competition is not only from other independent VoIP providers, but also from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers and alternative voice communication providers.  Some of our competitors have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have.  As a result, our competitors may have greater credibility with our existing and potential customers.  Further, because most of our target market is already purchasing communications services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

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

We continue to develop and introduce new products.  End-users will not begin to use our products or services unless they determine that our products and services are reliable, cost-conscious and an effective method of communication.  These and other factors may affect the rate and level of market acceptance of our products and services, including:

• our price relative to competing products or services or alternative methods of communication;
• effectiveness of our sales and marketing efforts;
• perception by our targeted end-users of our systems' reliability, efficacy and benefits compared to competing technologies;
• willingness of our targeted end-users to adopt new technologies; and
• development of new products and technologies by our competitors.

If our products and services do not achieve market acceptance, our ability to achieve any level of profitability would be harmed and our stock price would be expected to decline.

 Price competition would negatively impact our business.

Our profitability could be negatively affected as a result of competitive price pressures in the sale of unified communications products, which could cause us to reduce the price of our products or services.  Any such reduction could have an adverse impact on our margins and profitability.  Our competitors may also offer bundled service arrangements offering a broader product or service offering despite the technical merits or advantages of our products.  Moreover, our competitors' financial resources may allow them to offer services at prices below cost or even for free to maintain and gain market share or otherwise improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain customers, and cause us to lower our prices in order to compete resulting in lower gross profit and lower profitability.

 We depend on contract manufacturers to manufacture substantially all of our hardware products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

We bundle certain of our services with telephone and network hardware that we acquire from third parties. We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of our hardware products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely effected. In particular, if one of our contract manufacturers decides to cease doing business with us or becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products made by such contract manufacturer, which could be detrimental to our business

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an internet-based, worldwide voice communications service, and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We have historically experienced losses due to subscriber fraud and theft of service and may again in the future.

 In the past, subscribers have obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been material. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

 Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or at other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had system-wide disruptions of a sufficient duration or magnitude that had a significant impact on our customers or our business. Any significant disruption in our ability to provide reliable service could cause us to lose customers and incur additional expenses.

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

We may experience delays in introducing new or enhanced products or services to the market.  Such delays, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period.  In addition, we may terminate new product, service or enhancement development efforts prior to any introduction of a new product, service or enhancement.  Any delays for new offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products or services, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased sales and could harm our results of operations.

It may be difficult for us to identify the source of the problem when there is a network problem.

We must successfully integrate our services with products from third party vendors and carriers.  When a network problem occurs, it may be difficult for us to identify its source.  This may result in the loss of market acceptance of our products and we may incur expenses in connection with any necessary corrections.

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

Rather than deploying our own network, we leverage the infrastructure of third party service providers to provide telephone numbers, public switched telephone network, or ‘PSTN,’ call termination and origination services, and local number portability for our customers.  Though this has lowered our operating costs in the short term, it has also reduced our operating flexibility and ability to make timely service changes.  If any of the third party service providers stop providing the services on which we depend, the delay in switching the underlying services to another service provider, if available, and qualifying this new service could adversely affect our business.

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

•	Our emergency calling services are different.
•
Our customers may experience higher dropped-call rates and other call quality issues because our services depend on data networks rather than traditional voice networks and these services have more single points of failure than traditional wireline voice networks.

•	Our customers cannot accept collect calls.
•	Our services are interrupted in the event of a power outage or if Internet access is interrupted.

 Because our continued growth depends on our target market adopting our services, our ability to adequately address significant differences through our technology, customer services, marketing and sales efforts is important.  If potential customers do not accept the differences between our service and traditional telephone service, they may not subscribe to our VoIP services and our business would likely be adversely affected.

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

We currently sell our products both directly to customers and through resellers.  We may not be successful in developing additional distribution relationships.  Agreements with distribution partners generally provide for one-time or recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products.  Therefore, entities that distribute our products may compete with us.  In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products.  Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.  In the past the Company has entered into promising distribution agreements with retail distributors that cater to the business markets we target, only to experience disappointing result, and there can be no assurance that future promising distribution efforts will turn out to be successful.

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

The communications industry is susceptible to litigation over patent and other intellectual property rights.  Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain.  We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. On November 1, 2011, the Company was named a defendant in a lawsuit,  Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6:11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  This litigation is in an early stage, and discovery has not yet commenced.  Accordingly, the Company is not in a position to estimate potential liability or other ramifications, if any, that may result.

From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, or potential infringement, of other parties' proprietary rights.   If we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license on reasonable terms or were able to redesign the product to avoid infringement.  If we were unable to obtain a license or successfully redesign our products, we might be prevented from selling our products.  If there is an allegation or determination that we have infringed the intellectual property rights of a third party, we may be required to pay damages, or a settlement or ongoing royalties.  In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline.

Inability to protect our proprietary technology would disrupt our business.

We rely in part on patent, trademark, copyright, trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of December 31, 2011, we had two patents relating to telecommunications and security.  We cannot provide any assurance that these patents or any patents that we may secure in the future will be sufficient to provide commercial advantage for our products.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

The FCC may determine that services we may offer based on nomadic emergency calling do not satisfy the requirements of its VoIP E911 order because, in some instances, a nomadic emergency calling solution may require that we route an emergency call to a national emergency call center instead of connecting subscribers directly to a local PSAP through a dedicated connection and through the appropriate selective router.  The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those subscribers not receiving access to emergency services in a manner consistent with the VoIP E911 order.  The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations, cash flows or business reputation.  On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which they tentatively conclude that all VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers).  The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted.  At present, we currently have no means to automatically confirm the physical location of a subscriber if the service is such that the subscriber is connected via the Internet.  The FCC's VoIP E911 order has increased our cost of doing business and may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable.  We cannot guarantee that emergency calling service consistent with the VoIP E911 order will be available to all of our subscribers.  The FCC's current VoIP E911 order, follow-on orders or clarifications, or their impact on our customers due to service price increases or other factors, could have a material adverse impact on our business, financial position and results of operations.

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

Currently, VoIP providers must contribute to the federal USF (“Universal Service Fund”)].  There is a risk that states may attempt to assert state USF contribution requirements and other state and local charges.    In addition, VoIP providers are subject to Section 225 of the Communications Act, which requires contribution to the TRS (“Telecom Relay Service”) fund and requires VoIP providers to offer 711 abbreviated dialing for access for persons with hearing and speech disabilities to relay services.  Although we contribute to the TRS fund, we have not yet implemented a solution for the 711 abbreviated dialing requirement.  We cannot predict the impact of these types of obligations on our business or our ability to comply with them.  We will likely pass these additional costs on to our customers and the impact of this price increase or our inability to recoup our costs or liabilities or other factors could adversely affect our business.  We may be subject to enforcement actions if we are not able to comply with these new requirements.

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

Our stock is typically thinly traded, and, accordingly, the market price of our common stock may experience significant fluctuations.  These fluctuations may be unrelated or out of proportion to our operating performance, and could harm our stock price.  Any negative change in the public's perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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

As of December 31, 2011, we had 4,820,098 shares of common stock outstanding.  Hale owns approximately 84% of our outstanding common stock.  Accordingly, Hale has control over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale’s significant ownership also could affect the market price of our common stock by, for example, preventing a change in corporate control by impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from attempting to acquire us.  In addition, Hale has the right to appoint three members to our five member board of directors.

An investment in our company may be diluted in the future as a result of the issuance of additional securities.

Under the terms of the Hale Securities Purchase Agreement, we agreed to issue additional shares to Hale in the event that we are required to make payment, at any time prior to July 2, 2012, on certain identified contingent liabilities up to an aggregate amount of $769,539, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the recapitalization transaction.  To date $214,052 of these contingent liabilities have been fixed and incurred as expenses.  Accordingly, in April 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  We anticipate that some portion of the remaining contingent liabilities will be fixed and incurred but we cannot be certain of the amount or their timing.  If and when they are incurred, we will be compelled under the terms of the Hale Securities Purchase Agreement to issue additional shares to Hale.  The issuance of such additional shares, as further explained in the risk factor above, could result in additional dilution to current stockholders.

Finally, if we determine that we need to raise additional capital to fund our business plan, we may, issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock, which could further result in substantial dilution to current stockholders. No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all.  If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of the 2010 notes.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

Our common stock is quoted on the OTC Bulletin Board, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Bulletin Board.  Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.  Accordingly, you may not be able to sell your shares quickly or at the quoted market price if trading in our stock is not active.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at 11201 SE 8th Street, Suite 200 in Bellevue, Washington 98004, where we lease approximately 30,425 square feet of office space.  The lease term, which began on January 1, 2008, expires on March 1, 2013, and the average monthly rental payment including utilities and operating expenses for the facility is approximately $98,000 per month. We believe the leased facility is in good condition and adequate to meet our current and anticipated requirements.

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

On November 1, 2011, the Company was named a defendant in a lawsuit,  Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6:11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  This litigation is in an early stage, and discovery has not yet commenced.  Accordingly, the Company is not in a position to estimate potential liability or other ramifications, if any, that may result.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "TNIX."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.

The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended December 31, 2011	High	Low
Fourth Quarter	$2.75	$1.00
Third Quarter	$5.14	$1.00
Second Quarter	$5.25	$1.25
First Quarter	$3.38	$2.63

For the year ended December 31, 2010
Fourth Quarter	$4.5	$2.25
Third Quarter	$6.00	$2.25
Second Quarter	$8.25	$3.75
First Quarter	$11.25	$3.00

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 26, 2012, 4,820,098 shares of our common stock were issued and outstanding, and held by approximately 109 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, we are restricted from paying any dividends on our common stock under the terms of our outstanding notes. Any future determination to pay dividends will be at the discretion of our board of directors and will be subject to restrictions under Delaware law for paying dividends only out of surplus or from net profits for the current or prior fiscal year.

Recent Sales of Unregistered Securities

On June 30, 2010, we entered into a securities purchase agreement with the holders of our outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, we repurchased all of our outstanding debentures in exchange for payment of $7.5 million in cash and the holders of our debentures exchanged all outstanding warrants they held for a total of 221,333 shares of our common stock which were issued on July 2, 2010.

On June 30, 2010, we entered into a securities purchase agreement with affiliates of Hale Capital Management, LP pursuant to which in exchange for $10.5 million, we agreed to issue $10.5 million of senior secured notes (the 2010 notes) to Hale and 3,833,356 shares of our common stock to Hale. We issued the 2010 notes and 3,006,570 shares of common stock on July 2, 2010.  We issued the remaining 826,786 shares of our common stock following an amendment to our certificate of incorporation to increase our authorized capital stock. Additionally, in connection with the transaction, we issued warrants to purchase 31,152 shares of our common stock to our financial advisor.  The warrants are exercisable at $2.889 per share for a period of 5 years.

On July 2, 2010, as a condition to the completion of the transactions with Hale, we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  Under the terms of the stock award agreements, we issued 118,912 shares of our common stock to employees in cancellation of $343,538 of earned and unpaid incentive compensation.

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

Equity Compensation Plans Information.

The information required by this item will be contained in our Notice of Action by Written Consent of Stockholders on Schedule 14C (the “Information Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

Overview

Business

We are a cloud based IP voice services company.  Our Company philosophy is built on the belief that business telecommunication need not be expensive or complicated.  Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications that are easy to purchase, easy to install, easy to use and most importantly provide significant savings.  Our customers have the ability to easily configure their service to meet the needs unique to their business.  At the core of our cloud based, hosted service is our proprietary software, which is developed internally and runs on standard commercial grade servers.  By delivering business phone service to the market in this manner, our Voice Services offer flexibility and ease of use to any sized business customer, at an affordable price point.

AccessLine offers the following cloud based, hosted Voice over IP services: Digital Phone System (DPS), SIP Trunking Service and a la carte, individual phone services.  DPS replaces a customer's existing telephone lines and phone system with a Voice over IP alternative. It is sold as a complete turn-key solution where we bundle business-class phone equipment which is manufactured by third parties, along with our reliable voice network services.  This service is primarily targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install or manage.  SIP Trunking Service replaces high-cost telephone lines with a low cost yet high quality IP alternative.  SIP Trunking is for larger businesses that already have their own on premise equipment (PBX) and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service can support businesses with hundreds to thousands of employees.

AccessLine-branded services also offer a la carte phone services and features including conferencing calling services, find-me and follow-me services, toll-free services, and automated attendant service.  Each a la carte service can be purchased individually through AccessLine’s various websites.  All services include easy-to-use web interfaces for simple management and customizations.

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2011 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in both 2011 and 2010. We increased revenue during 2011 through, in part, increased efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit through our continued progress in optimizing our network configuration. Additionally, we have reduced operating expenses, in part, through reducing our staffing levels.

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

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we issued $10.5 million of the 2010 notes outstanding and all our previously issued debentures, which had a principal balance of $29.6 million, were cancelled.

Senior Secured Notes Private Placement

On June 30, 2010, we entered into a securities purchase agreement(the “Hale Securities Purchase Agreement”) with affiliates of Hale Capital Management, LP (collectively, “Hale”) pursuant to which in exchange for $10.5 million, the Company issued to Hale $10.5 million of senior secured notes (the “2010 notes”), and 3,833,356 shares of its common stock.  The carrying value assigned to the debt and equity was based on the relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 notes using the effective interest method.  A summary of the material terms of the 2010 notes, as amended,  is set forth in Note 5 – 2010 Notes, below.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012 and approximately $408,000 per month for the remaining eighteen months until maturity.

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

Post Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $769,539, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April 2011 we issued to Hale and additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that the Company failed to secure the effectiveness of that registration statement by November 29, 2010, fails to file other registration statements  the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro- rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  As part of the settlement discussed above, Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline”  June 30, 2012.

Impact of Debenture Repurchase and Senior Secured Note Private Placement

In connection with the Hale Securities Purchase Agreement the Company received gross proceeds of $10.5 million.  The Company incurred expenses of $1.5 million in connection with the transaction contemplated by the Hale Securities Purchase Agreement, resulting in net proceeds of approximately $9.0 million.  We used $7.5 million of these proceeds to repurchase our outstanding debentures and allotted the remaining $1.5 million for working capital purposes, including advertising and distribution programs for our Digital Phone Service products.

Merriman Curhan Ford acted as our financial advisor in the transaction and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 31,152 shares of our common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of or common stock, calculated on the basis of one share being issued for every $2.889 of incentive compensation owed.  In the aggregate, we paid $147,230 in cash and we issued 118,912 shares of our common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 1,038,414 shares of common stock at a subscription price of $2.889 per share.  Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3.0 million of principal amount of the 2010 notes.  To the extent the gross proceeds of the rights offering were less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration for the foregoing.  In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed below the Company has cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012 and approximately $408,000 per month for the remaining eighteen months until maturity.

Outlook

During 2011 our focus has been on driving our core business of next generation VoIP services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.

During 2011, we continued the growth of our Digital Phone Service and our SIP Trunking Service which grew by 50 percent over revenues for those products during the same period in 2010.  Digital Phone Service and our SIP Trunking Service will continue to be core to growth of our revenues going forward.  Efforts are being made to expand the related distribution channels to increase penetration into these markets and increase revenues.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2011 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt, will be sufficient to finance our operations for at least the next 12 months. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility of our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Significant unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues, Cost of Revenues and Gross Profit

	Fiscal Year Ended December 31,		Increase
	2011	2010	Dollars	Percent

Revenues	$28,706,786	$28,520,084	$186,702	0.7%
Cost of revenues	11,835,530	12,098,727	(263,197)	(2.2%)
Gross profit	16,871,256	16,421,357	449,899	2.7%
	58.8%	57.6%

Net revenues for 2011 were $28.7 million, an increase of $0.2 million, or 0.7%, over 2010. The increase in revenues is due to our continued success in selling our SIP Trunking Service through direct and agent channels, and strong growth in our Digital Phone Service products as well as our Voice Volume Services. We expect revenue growth in all three offerings to continue to be strong in 2012.  The increases in our core revenue, SIP Trunking Digital Phone Service and Voice Volume Service revenues were largely offset by declines in revenue of our legacy products.

Cost of revenues for 2011 were $11.8 million, a decrease of $0.3 million, or 2.2%, over 2010.  Cost of revenues decreased primarily due to the implementation of several cost savings measures in both our fixed and variable network costs as well as a shift in product mix to higher margin offerings of our business.

Gross profit for 2011 was $16.9 million, an increase of $0.4 million, or 2.7%, over 2010.  Gross profit percentage was 58.8% for 2011 compared to 57.6% in 2010.  The increase in gross profit is primarily due to the growth in revenue in our Digital Phone Service and SIP Trunking Service product lines, which have higher margins than our other  product offerings.  We expect gross profit to be in the high 50 to 60 percent range in 2012.

Net loss from continuing operations was $5.3 million, or a loss of $1.12 per share, compared to net income from continuing operations of $10.6 million, or $4.53 per share, which included a $16.5 million gain on recapitalization and $800,000 credit from change in fair market value of derivative liabilities.

Selling and Marketing Expenses

Selling and marketing expenses for 2011 were $6.7 million, a decrease of $0.1 million, or 1.8% over 2010.  The decrease was primarily due to a decrease in advertising and sales commissions.  We anticipate that selling and marketing expenses for 2012 will be higher than those incurred in 2011 as we increase our marketing programs as part of our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for 2011 were $7.7 million, an increase of $0.3 million or 4.2%, over   2010.  Approximately 57% of the increase is attributable to severance related expenses.   The above increases were partially offset by lower stock compensation expense.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2011 were $1.9 million as compared to $2.6 million in 2010.  The decrease is primarily a result of a reduction in our staffing.

Depreciation Expense

Depreciation expense for 2011 was $0.6 million for 2011 a slight increase over 2010.  The increase is primarily attributable to additional capital leases on network equipment during 2011.

Amortization of Purchased Intangibles

We recorded $2.2 million of amortization expense in both 2011 and 2010, related to the amortization of intangible assets acquired in the AccessLine acquisition.

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

We determined that goodwill, intangible assets and other long-lived assets were not impaired at December 31, 2011 and December 31, 2010.

Interest Expense

Interest expense for 2011 was $3.2 million, a decrease of $0.1 million, as compared to $3.3 million in  2010.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense decreased in 2011 primarily as a result of the significant reduction in our debt restructuring transactions in which we repurchased all of our previously outstanding debentures and issued new senior secured notes.

Interest was payable on our debentures quarterly at the rate of (i) 0% per annum from October 1, 2008 until September 30, 2009, (ii) 13.5% per annum from October 1, 2009 until September 30, 2012 and (iii) 18% per annum from October 1, 2012 until maturity.  In May 2009, interest payment provisions were amended to reduce the interest rate to 0% through September 30, 2011 and then to 5% per annum thereafter.  We recorded interest expense for the twelve months ended December 31, 2010 and 2009, using the effective interest method during the respective periods.

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

In connection with the Recapitalization, on July 2, 2010, all of our convertible debentures were repurchased and the related conversion feature was eliminated.  Accordingly at December 31, 2011 there is no beneficial conversion feature liability.  For the twelve months ended December 31, 2010, we recognized non-operating income of $0.8 million related to the change in fair market value of the beneficial conversion liabilities.

Discontinued Operations

As a result of the sale of our system integration business in October 2009, and the termination of the video conferencing product line, we have reported our video segment results as discontinued operations in 2010. The $0.3 million of expense incurred during the twelve months ended December 31, 2010, relate to the wind down of our Digital Presence product line.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2011 and 2010 was  a benefit of $0.1 million and an expense $0.2 million, respectively.  During the year ended December 31, 2010, we incurred a one-time gain related to the Recapitalization.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, we expect the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, we continue to incur losses from operations.  Accordingly, we expect to continue to record a full valuation allowance against our remaining net deferred tax assets until we sustain an appropriate level of taxable income through improved operations.  In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 years.  The estimated impact of this law change resulted in a California state income tax expense of approximately $0.2 million in 2010.    As of December 31, 2011, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $8.5 million, some of which, if not utilized, will begin expiring in the 2012.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010, we recognized no interest and penalties.

Liquidity and Capital Resources

Our cash balance as of December 31, 2011 was $1.8 million.  At that time, we had accounts receivable of $1.9 million and a working capital deficit of $4.4 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million, and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of December 31, 2011. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2011 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2013.

However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through January 1, 2103.

Cash generated by continuing operations during 2011 was $1.4 million. This was primarily the result of non-cash charges including amortization of intangible assets of $2.2 million; amortization of note discounts of $1.9 million; depreciation expense of $1.8 million (which includes depreciation expense of $1.2 million in cost of sales); non-cash interest of $0.6 million; stock compensation expense of $0.5 million, and deferred financing costs of $0.2 million.  This was offset by the loss generated from operations of $5.3 million and the remaining $0.5 million of cash as used by the changes in working capital.

Net cash used by investing activities during 2011 was $0.5 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $1.4 million during 2011, $1.2 million was related to payments on the 2010 Notes, and $0.2 million was used for payments on our capital leases.

We do not currently have any unused credit arrangement or open credit facility available to us.  The 2010 notes are secured by a lien on all of our assets, and the terms of such notes restrict our ability to borrow funds, pledge our assets as security for any such borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of a majority of the principal amount of the 2010 notes.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 notes in cash in 2012 or if we are unable to make the payments due on the 2010 notes during 2012 and through maturity in, we would be in default under such notes. If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 notes. If we do not pay the 2010 notes in accordance with their terms, the holders of such notes would be entitled to additional default interest of 4% which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued and unpaid late charges with respect to such principal and interest.  In addition, the holders would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of the Hale shares purchase price could be imposed if the Company is unable to register the Hale shares.  We are actively pursuing the registration process, however, at this time we anticipate that a significant number of the Hale share will remain unregistered as of June 30, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 20, 2015 and include certain renewal options.  Rent expense under the operating leases totaled $1.5 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2012	$1,486,818	$396,678
2013	294,704	219,389
2014	41,784	160,090
2015	24,374	-
Total minimum lease payments	$1,847,680	776,157
Less amount representing interest		(66,070)
Present value of minimum lease payments		710,087
Less current portion		(356,227)
		$353,860

The 2010 Notes

In connection with the recapitalization discussed above, on July 2, 2010, we issued $10.5 million in principal amount of 2010 notes.  The following summarizes the terms of the 2010 notes:

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

Principal Payment.  In July 2011 and continuing for 11 months thereafter, principal payments of $200,000 per month are due on the first day of each month.  Thereafter, we are required to pay principal in a monthly amount equal to the sum of (a) $383,702 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

August 2011 Amendment.  We had the right to redeem up to $3.0 million of the 2010 notes prior to maturity in connection with the rights offering.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company’s obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through December 31, 2011.  The Company’s scheduled payment obligations under the 2010 notes will average approximately $343,000 through December 31, 2012, and average approximately $408,000 per month for the remaining eighteen months until maturity.

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

Aggregate annual principal payments of long-term debt plus accreted interest for the period ending December 31:

2010 Notes
2012	$3,502,213
2013	4,604,426
2014	2,189,707
Total payments	$10,296,346

The value assigned to the debt and related discount and equity associates with issuance of the recapitalization were determined with the assistance of an independent valuation firm using relative fair values.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.5 million and $0.6 million related to the development of internal use software during the years ended December 31, 2011and 2010, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2011, nor do we have any as of March 26, 2012.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2011, our disclosure controls were effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption "Election of Directors," appearing in the Information Statement to be filed within 120 days after the end of our fiscal year end is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption "Certain Information with Respect to Executive Officers," appearing in the Information Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Compliance with Section 16(a) of the Exchange Act," appearing in the Information Statement is incorporated herein by reference.

Code of Ethics.

The information under the caption "Code of Ethics" appearing in the Information Statement is incorporated herein by reference.

Audit Committee.

The information under the caption "Information Regarding the Board and its Standing Committees," appearing in the Information Statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Information Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing in the Information Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions and Director Independence," appearing in the Information Statement is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Principal Accountant Fees and Services," appearing in the Information Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 35 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation (1)
3.1(b)	Amendment to Certificate of Incorporation dated June 17, 2009 (1a)
3.1(c)*	Amendment to Certificate of Incorporation dated May 31, 2011
3.2	Bylaws, as amended (5)
4.1	Form of senior secured notes issued on July 2, 2010 (8)
10.1#	Telanetix, Inc. 2005 Equity Incentive Plan (1a)
10.2(a)#	Doug Johnson Employment Agreement dated April 28, 2008 (4)
10.2(b)#	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (6)
10.3(a)#	J. Paul Quinn Employment Agreement dated April 28, 2008 (3)
10.3(b)#	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (6)
10.4#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (4)
10.6	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (7)
10.7	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the holders of debentures identified therein (8)
10.8	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (8)
10.9	Registration Rights agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein. (8)
10.10	Pledge and Security Agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured notes issued on July 2, 2010 (8)
10.11	Guaranty dated July 2, 2010, issued by the subsidiaries of Telanetix, Inc., a Delaware corporation (8)
10.12#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and Douglas N. Johnson (8)
10.13#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and J. Paul Quinn (8)
10.14#	Telanetix, Inc. 2010 Stock Incentive Plan (8)
10.15#	Form of Nonqualified Stock Option Agreement issued under the Telanetix, Inc. 2010 Stock Incentive Plan (8)
10.16	Form of Letter Agreement dated July 1, 2010, between Telanetix, Inc., a Delaware corporation, and directors designated by HCP-TELA, LLC (8)
10.17#	Letter Agreement dated February 4, 2011, between Telanetix, Inc. and Rob Cain (10)
10.18#	Telanetix, Inc. 2010 Stock Incentive Program, as amended and Form of Nonqualified Stock Option Agreement for awards granted under Telanetix, Inc. 2010 Stock Incentive Program, as amended (11)
10.19#	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (12)
10.20#	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (13)
10.21	Settlement Agreement between Telanetix, Inc. and EREF-TELA, HCP-TELA, and CBG-TELA LLA with respect to withdrawal of Rights Offering (14)
10.22#	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain (15)
11.1	Statement re Computation of Per Share Earnings (9)

14.1	Code of Business Conduct and Ethics (2)
21.1	Listing of Subsidiaries (contained in Exhibit 21.1 of the registrant’s Annual Report on Form 10-K filed on March 23, 2011)
23.1*	Consent of Grant Thornton LLP
24.1	Power of Attorney (contained in the signature page to the registrant’s Annual Report on Form 10-K on March 26, 2012)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
**
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

#	Management contract or compensatory plan or arrangement
*	Filed herewith

(1)	Incorporated herein by reference to the registrant's Form 10-KSB filed on March 31, 2006

(1a)	Incorporated herein by reference to the registrant's Form 10-Q filed on August 12, 2009
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on June 13, 2007

(3)	Incorporated herein by reference to the registrant's Form 8-K filed on May 8, 2008
(4)	Incorporated herein by reference to the registrant's Form 8-K filed on June 26, 2008

(5)	Incorporated herein by reference to the registrant's Form 8-K filed on April 29, 2009

(6)	Incorporated herein by reference to the registrant's Form 8-K filed on July 2, 2009
(7)	Incorporated herein by reference to the registrant's Form 8-K filed on November 2, 2009

(8)	Incorporated herein by reference to the registrant's Form 8-K filed on July 7, 2010
(9)	Included with the financial statements filed with this report
(10)	Incorporated herein by reference to registrant’s Form 8-K filed on February 4, 2011
(11)	Incorporated herein by reference to registrant’s Form 8-K filed on April 22, 2011
(12)	Incorporated herein by reference to registrant’s Form 8-K filed on July 14, 2011
(13)	Incorporated herein by reference to registrant’s Form 8-K filed on July 14, 2011
(14)	Incorporated herein by reference to registrant’s Form 8-K filed on August 10, 2011
(15)	Included with the financial statement filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telanetix, Inc. (Registrant)

Date: March 26, 2012	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ DOUGLAS N. JOHNSON	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2012
Douglas N. Johnson
/s/ PAUL C. BOGONIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2012
Paul C. Bogonis
/s/ STEVEN J. DAVIS	Director	March 26, 2012
Steven J. Davis
/s/ DAVID A. RANE	Director	March 26, 2012
David A. Rane
/s/ CHARLES HALE	Director	March 26, 2012
Charles Hale
/s/ MARTIN HALE	Director	March 26, 2012
Martin Hale

* By Douglas N. Johnson, attorney in fact.

TELANETIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Telanetix, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
March 26, 2012

TELANETIX, INC.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$1,840,265	$2,330,111
Accounts receivable, net	1,925,955	1,590,022
Inventory	113,305	182,924
Prepaid expenses and other current assets	675,045	530,548
Total current assets	4,554,570	4,633,605
Property and equipment, net	1,683,337	2,641,731
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	8,978,337	11,178,337
Other assets	379,496	583,632
Total assets	$22,640,604	$26,082,169

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,524,645	$1,609,488
Accrued liabilities	2,538,829	2,326,465
Deferred revenue	1,063,548	1,016,021
Interest tax payable	—	225,000
Current portion of capital lease obligations	356,227	404,710
Current portion of long-term debt	3,502,213	1,200,000
Total current liabilities	8,985,462	6,781,684
Non-current liabilities
Deferred revenue, net of current portion	170,219	253,798
Capital lease obligations, net of current portion	353,860	116,251
Long-term accounts payable	39,444	—
Long-term debt, net of current portion	4,306,218	5,291,539
Total non-current liabilities	4,869,741	5,661,588
Total liabilities	13,855,203	12,443,272
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 and 4,594,262 at December 31, 2011 and December 31, 2010, respectively	482	34,457
Additional paid in capital	44,084,429	43,569,588
Warrants	56,953	56,953
Accumulated deficit	(35,356,463)	(30,022,101)
Total stockholders' equity (deficit)	8,785,401	13,638,897
Total liabilities and stockholders' equity (deficit)	$22,640,604	$26,082,169

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2011	2010

Revenues	$28,706,786	$28,520,084

Cost of revenues	11,835,530	12,098,727

Gross profit	16,871,256	16,421,357

Operating expenses
Selling and marketing	6,694,572	6,817,724
General and administrative	7,711,721	7,402,862
Research, development and engineering	1,884,213	2,566,366
Depreciation	638,410	598,940
Amortization of purchased intangibles	2,200,000	2,200,000
Total operating expenses	19,128,916	19,585,892

Operating loss	(2,257,660)	(3,164,535)

Other income (expense)
Interest income	239	1,079
Interest expense	(3,187,449)	(3,306,085)
Gain/(loss) on debt extinguishment	—	16,497,185
Change in fair market value of derivative liabilities	—	790,648
Total other income (expense)	(3,187,210)	13,982,827

Income (loss) from continuing operations before taxes	(5,444,870)	10,818,292

Income tax expense (income)	(110,508)	225,000

Income (loss) from continuing operations	(5,334,362)	10,593,292

Loss from discontinued operations	—	(269,733)

Net income (loss)	$(5,334,362)	$10,323,559

Net income (loss) per share – basic and diluted
Continuing operations	$(1.12)	$4.53
Discontinued operations	—	(.11)
Net income (loss) per share	$(1.12)	$4.42

Weighted average shares outstanding – basic and diluted	4,747,706	2,335,994

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2009	—	—	423,578	3,177	34,848,165	1,551,802	(40,345,660)	(3,942,516)

Stock based compensation					1,177,840			1,177,840

Effect of recapitalization			4,170,684	31,280	7,543,583	(1,494,849)		6,080,014

Net income							10,323,559	10,323,559

Balance, December 31, 2010	—	—	4,594,262	34,457	43,569,588	56,953	(30,022,101)	13,638,897

Contingent Shares			225,836	—				—

Stock based compensation					480,866			480,866

Reverse stock split				(33,975)	33,975			—

Net loss							(5,334,362)	(5,334,362)

Balance, December 31, 2011	—	$—	4,820,098	$482	$44,084,429	$56,953	$(35,356,463)	$8,785,401

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(5,334,362)	$10,323,559
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(10,239)	(112,104)
Depreciation	1,880,398	1,776,928
Gain on debt extinguishment	—	(16,497,185)
Loss from discontinued operations	—	269,733
(Gain) loss on disposal of fixed assets	(9,086)	147,819
Amortization of deferred financing costs	164,499	76,999
Amortization of intangible assets	2,200,000	2,200,000
Stock based compensation	480,866	1,034,343
Amortization of note discounts	1,947,608	2,479,044
Non-cash interest expense	569,284	427,064
Change in fair value of warrant and beneficial conversion feature liabilities	—	(790,648)
Changes in assets and liabilities:
Accounts receivable	(325,694)	410,475
Inventory	69,619	70,639
Prepaid expenses and other assets	(159,264)	(38,222)
Accounts payable and accrued expenses	(58,035)	(251,207)
Accrued interest	—	218,930
Deferred revenue	(36,052)	108,095
Net cash provided by operating activities	1,379,542	1,854,262

Cash flows from investing activities:
Purchase of property and equipment	(481,311)	(719,410)
Proceeds from disposal of fixed assets	17,138	55,570
Net cash used by investing activities	(464,173)	(663,840)

Cash flows from financing activities:
Payments on capital leases	(205,215)	(753,587)
Payments on senior secured financing	(1,200,000)	—
Proceeds from senior secured financing	—	10,500,000
Payments on convertible debenture	—	(7,500,000)
Payments of financing fees	—	(1,473,902)
Net cash used/provided by financing activities	(1,405,215)	772,511

Cash flows from discontinued operations:
Net cash used by operating activities of discontinued operations	—	(126,235)
Net used by discontinued operations	—	(126,235)

Net decrease in cash	(489,846)	1,836,698
Cash at beginning of the period	2,330,111	493,413
Cash at end of the period	$1,840,265	$2,330,111

Supplemental disclosures of cash flow information:
Interest paid	$483,519	$103,607
Cash paid for income taxes	77,100	—
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$394,341	$169,517
Bonuses paid in stock	$—	$490,678

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

We are a cloud based IP voice services company.  Our Company philosophy is built on the belief that business telecommunication need not be expensive or complicated.  Through our AccessLine-branded Voice Services, we provide customers with a range of business phone services and applications that are easy to purchase, easy to install, easy to use and most importantly provide significant savings.  Our customers have the ability to easily configure their service to meet the needs unique to their business.  At the core of our cloud based, hosted service is our proprietary software, which is developed internally and runs on standard commercial grade servers.  By delivering business phone service to the market in this manner, our Voice Services offer flexibility and ease of use to any sized business customer, at an affordable price point.

AccessLine offers the following cloud based, hosted Voice over IP services: Digital Phone System (DPS), SIP Trunking Service and a la carte, individual phone services.  DPS replaces a customer's existing telephone lines and phone system with a Voice over IP alternative. It is sold as a complete turn-key solution where we bundle business-class phone equipment which is manufactured by third parties, along with our reliable voice network services.  This service is primarily targeted at small businesses looking for a fully integrated solution that does not require expert assistance to install or manage.  SIP Trunking Service replaces high-cost telephone lines with a low cost yet high quality IP alternative.  SIP Trunking is for larger businesses that already have their own on premise equipment (PBX) and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service can support businesses with hundreds to thousands of employees.

AccessLine-branded services also offer a la carte phone services and features including conferencing calling services, find-me and follow-me services, toll-free services, and automated attendant service.  Each a la carte service can be purchased individually through AccessLine’s various websites.  All services include easy-to-use web interfaces for simple management and customizations.

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

Liquidity:

We had an accumulated deficit of $35.4 million as of December 31, 2011, and incurred a net loss of $5.3 million during the year ended.  At December 31, 2011, we had cash of $1.8 million, accounts receivable of $1.9 million and a working capital deficit of $4.4 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of December 31, 2011. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2013.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 notes in cash in 2012 or we are unable to make the payments due on the 2010 notes in 2012 through maturity in 2014, we would be in default under such notes.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 notes.  If we do not pay the 2010 notes in accordance with their terms, the holder of such notes would be entitled to additional default interest of 4%, which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued or unpaid late charges with respect to such principal and interest.  In addition, the holder would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of all of the Hale shares purchase price could be imposed if the Company is unable to register the Hale shares.  We are actively pursuing the registration process, however, at this time we anticipate that a significant number of the Hales shares will remain unregistered as of June 30, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net loss.

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

The Company has recorded an allowance for doubtful accounts of $0.1 million and $0.1 million at December 31, 2011 and 2010, respectively.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis.  Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future product life-cycles, product demand and market conditions, which totaled $0.1 million  and $0.2 million in 2011 and 2010, respectively.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.5 million and $0.6 million related to the development of internal use software during the years ended December 31, 2011 and 2010, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million for each of the years ended December 31, 2011 and 2010.

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

Sales and Telecommunications Taxes:

Sales and telecommunications taxes are collected from customers under customary trade practices and are recorded on a net basis.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock compensation, outside services, and expensed materials.

Advertising:

The Company expenses direct advertising as the costs are incurred.  The costs of advertising consist primarily of E-commerce advertisements and other direct costs.  Advertising expense was $1.9 and $2.4 million for years ended December 31, 2011 and 2010, respectively.

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

Computation of Net Loss Per Share:

Basic net income/(loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company has the following dilutive common stock equivalents as of December 31, 2011 and 2010 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2011	2010

Stock Options	1,152,632	954,979
Warrants	36,661	36,661
Total	1,189,293	991,640

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

In December 2010, FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).”  ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  As a result, goodwill impairment may be reported sooner than under current practice.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted.  The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies how entities test goodwill for impairment.  This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011 with early adoption permitted.  The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated results of operation and financial condition.

2. Discontinued Operation

As a result of the sale of our system integration business in October 2009, and the termination of the video conferencing product line, we have reported our video segment results as discontinued operations in 2010. The $0.3 million of expense incurred during the twelve months ended December 31, 2010, relate to the wind down of our Digital Presence product line.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010:

	Estimated Useful	December 31,
	Life	2011	2010
Communications equipment	2-5 years	$5,700,361	$5,366,424
Capitalized software development costs	2 years	2,938,910	2,487,197
Software and computer equipment	3-5 years	409,447	337,706
Furniture and fixtures	5-7 years	17,463	17,463
Leasehold improvements	Life of lease	17,044	17,044
		9,083,225	8,225,834
Accumulated depreciation and amortization		(7,399,888)	(5,584,103)
		$1,683,337	$2,641,731

As of December 31, 2011, property and equipment with a cost of $4.9 million was primarily financed through capital lease obligations with $3.9 million of accumulated amortization associated with these assets. As of December 31, 2010, property and equipment with a cost of $4.5 million was primarily financed through capital lease obligations with $2.8 million of accumulated amortization associated with these assets.

As of December 31, 2011, capitalized software development costs had a net book value of $0.4 million which will be amortized to depreciation expense in future periods as follows: $0.3 million in 2012 and $0.1 million in 2013.

4. Goodwill and Purchased Intangibles

Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and results from the Company’s acquisition of AccessLine in 2007. The Company has recorded goodwill of $7.0 million at both December 31, 2011 and 2010. Goodwill is not amortized.

The Company tests goodwill for impairment using a two-step process on at least an annual basis. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairments related to goodwill existed as of December 31, 2011 and 2010.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded at both December 31, 2011 and 2010.

The following table presents details of the Company’s total purchased intangible assets as of the dates presented:

	December 31,
	2011	2010
Developed technology	$7,600,000	$7,600,000
Trademarks and tradenames	3,620,000	3,620,000
Customer-related intangibles	7,200,000	7,200,000

Less: accumulated amortization	(9,441,663)	(7,241,663)
	$8,978,337	$11,178,337

The Company recorded amortization expense related to purchased intangibles of $2.2 million for both years ended December 31, 2011and 2010, which is included in amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.  Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows:

Year ending December 31,	Amount
2012	$1,780,000
2013	760,000
2014	760,000
2015	760,000
2016	760,000
Thereafter	538,337
Total	$5,358,337

5. Other Assets

Other assets consist of the following:

	December 31,
	2011	2010
Restricted cash	$100,000	$100,000
Deposits	183,913	226,148
Deferred financing costs, net	95,583	257,484
	$379,496	$583,632

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors.  Deposits represent cash paid as collateral in favor of certain creditors and lessors. Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the notes using the effective interest method.  The Company recorded amortization expense related to deferred financing costs of $0.1 million in the fiscal years ended December 31, 2011 and 2010, respectively and wrote down $0.1 million related to the rights offering cancellation and filing of the registration statement in the year ended December 31, 2011.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Accrued payroll, benefits and taxes	$1,051,498	$911,574
Telecom taxes payable	827,054	950,604
Deferred Rent	107,819	167,667
Severance	100,210	-
Other	452,248	296,620
	$2,538,829	$2,326,465

7. Deferred Revenue

Deferred Revenue consists of the following:

	December 31,
	2011	2010
Monthly recurring fees	$797,574	$711,394
Unearned activation fees	436,193	558,425

Total deferred revenue	1,233,767	1,269,819
Less non-current portion	(170,219)	(253,798)
Deferred revenue, current portion	$1,063,548	$1,016,021

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

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company currently had $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company issued to Hale $10.5 million of senior secured notes (the "2010 notes"), and 3,833,356 shares of its common stock.  The carrying value assigned to the debt and equity was based on relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 notes using the effective interest method.  A summary of the material terms of the 2010 notes is set forth in Note 9—2010 Notes, below.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, assuming that it pays all of the interest current, will average approximately $343,000 per month through December 31, 2012 and will average approximately $408,000 per month for the remaining eighteen months until maturity.

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

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contained penalty provisions in the event that the Company failed to secure the effectiveness of the registration statement by November 29, 2010, failed to file other registration statements the Company was required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline” means June 30, 2012.

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

Stock Award Agreements

As a condition to the completion of the transactions contemplated by the Hale Securities Purchase Agreement, on July 2, 2010, the Company entered into stock award agreements with its employees who had earned compensation under its senior management incentive plans that had yet to be paid.  The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.  Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes and the balance in unregistered shares of the Company's common stock, calculated on the basis of one share being issued for every $2.889 of incentive compensation owed.  In the aggregate, the Company paid $147,230 in cash and issued 118,912 shares of its common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation.

Tax Impact of the Recapitalization

During the quarter ended September 30, 2010, the Company recorded a one-time tax gain related to the recapitalization discussed above.  The provision relates to state income taxes resulting from the tax gain on debt restructure.  For Federal purposes, the Company expects the net operating loss carryforwards to fully offset the debt restructure gain, resulting in no tax expense for Federal income tax purposes.  Excluding the debt restructure gain, the Company continues to incur losses from operations.  Accordingly, the Company expects to continue to record a full valuation allowance against its remaining net deferred tax assets until the Company sustains an appropriate level of taxable income through improved operations.   In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 tax years.  The estimated impact of this law change resulted in a California state income tax expense of approximately $225,000which was recorded in the fourth quarter of 2010.

9. The 2010 Notes

The following summarizes other terms of the 2010 notes as follows:

Term.  The 2010 notes are due and payable on July 2, 2014.

Interest.  Interest accrues at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the beginning of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 notes.  In connection with the August 2011 amendment to the 2010 notes, through June 30, 2012, the Company has the option to defer interest payments otherwise due on $3.0 million of the 2010 notes and have any such amount of deferred interest added to the principal balance of the 2010 notes.

Principal Payment.  In July 2011 and continuing for the 11 months thereafter, principal payments of $200,000 per month are due on the first day of each month.  Thereafter, the Company is required to pay principal in a monthly amount equal to the sum of (a) $383,702 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, is due and payable on July 2, 2014.

August 2011 Amendment.  As discussed in more detail below under the heading entitled “Rights Offering”, the Company had the right to redeem up to $3.0 million of the 2010 notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company’s obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at $10.5 million, plus interest that was accrued to principal through December 31, 2011.  The Company’s scheduled payment obligations under the 2010 notes will average approximately $343,000 per month through December 31, 2012, and average approximately $408,000 for the remaining eighteen months until maturity.

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

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate of 1,038,414 shares of our common stock at a subscription price of $2.889 per share. Under the terms of the 2010 notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3 million of principal amount of such notes. To the extent the gross proceeds of the rights offering were less than $3 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed below the Company has cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2011.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012 and approximately $408,000 per month for the remaining eighteen months until maturity.

The following table summarizes information relative to the 2010 Notes at December 31, 2011:

December 31, 2011
Face value of debt	$10,500,000
Plus: accreted interest	996,346
Less: principal payments	(1,200,000)
Less: unamortized debt discounts	(2,487,915)
2010 Notes, net of discounts	7,808,431
Less current portion	(3,502,213)
2010 Notes, long term portion	$4,306,218

Aggregate annual principle payments of long-term debt are stated below:

2012	$3,502,213
2013	$4,604,426
2014	$2,189,707
Total	$10,296,346

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated using the assistance of an independent valuation using relative fair values.

10. Convertible Debentures

As discussed in Note 8 – Recapitalization, the Company repurchased all of the debentures that were the subject of the May 2009 Securities and Exchange Amendment Agreements (“Amendment Agreement”) and all of the Company’s warrants that were subject of the Amendment Agreement were cancelled.

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

On July 2, 2010, in connection with the recapitalization discussed above, the Company repurchased all if it’s then-outstanding debentures and converted all of its then-outstanding warrants that were issued in connection with such debentures.  As a result, the Company eliminated the beneficial conversion feature derivative liability.  Prior to the recapitalization the Company recorded a liability related beneficial conversion features, which was revalued at fair value at the end of each quarter with the gain or loss being recognized in the consolidated statement of operations.  See Note 10 – Convertible Debentures.

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

On July 2, 2010, in connection with the Recapitalization, the Company eliminated all of the warrants it issued in connection with debentures and none of those warrants were outstanding as of December 31, 2011 and 2010, respectively.  See Note 10—Convertible Debentures.

At December 31, 2011 and December 31, 2010, 36,661 shares, were subject to outstanding warrants at a weighted average exercise price of $22.84 and $22.50, respectively.  The following table summarizes information about warrants outstanding at December 31, 2010.

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.889	31,152	3.50
$93.75	1,400	1.42
$129.75	2,667	1.24
$144.00	1,042	1.24
$300.00	400	1.13
	36,661

13. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  At both December 31, 2011 one customer accounted for 15% of gross receivables.  At December 31, 2010, one customer accounted for 11% of gross accounts receivable.

No one customer accounted for more than 10% of the Company’s revenue in either 2011 or 2010.  Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

During the first quarter of 2010, the Company received notice from two of its customers that they would be terminating service during the course of 2010.  This service is an older product offering that had been in place with these customers for several years.  The Company had known for some time that the customers would move away from the service eventually and the revenue generated by these customers had been declining over recent years.  Revenue received from these customers account for approximately 0% and 7% for the twelve months ended December 31, 2011 and 2010, respectively.

The Company primarily relies on one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

14. Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 20, 2015 and some include certain renewal options.  Rent expense under the operating leases totaled $1.5 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2012	$1,486,818	$396,678
2013	294,704	219,389
2014	41,784	160,090
2015	24,374	-
Total minimum lease payments	$1,847,680	776,157
Less amount representing interest		(66,070)
Present value of minimum lease payments		710,087
Less current portion		(356,227)
		$353,860

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

On November 1, 2011, the Company was named a defendant in a lawsuit,  Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6:11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  This litigation is in an early stage, and discovery has not yet commenced.  Accordingly, the Company is not in a position to estimate potential liability or other ramifications, if any that may result.

15. Preferred Stock, Common Stock and Dividends

As of December 31, 2011, the Company had 4,820,098 shares of common stock issued and outstanding and had no shares of preferred stock issued or outstanding.  The Company has never declared or paid any cash dividends on its common stock.

16. Stock Based Compensation

Stock Option Plans

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares .  At December 31, 2011 there were 102,028 options outstanding under the 2005 plan.  The Board of Directors has indicated that is does not intend to make any further option grants under the 2005 plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 1,189,198 shares of the Company’s common stock to the Company’s employees, directors or consultants.  The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche 1 Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and sixty-seven one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Options under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Compensation Committee, but in no event shall an Option be exercisable more than ten years after the date it is granted.

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective May 2011.  The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event the Company received a notice that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate 225,576 shares of common stock to Hale. The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, The Company’s Board of Directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the 2010 Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,498,333 shares.

A summary of option activity under the 2005 Plan and 2010 Plan as of December 31, 2011 and 2010, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	144,974	$14.25
Granted	820,418	4.50
Exercised	—	—
Forfeited or expired	(10,413)	16.50
Outstanding at December 31, 2010	954,979	$6.00
Granted	522,998	4.34
Exercised	—	—
Forfeited or expired	(325,345)	4.46
Outstanding at December 31, 2011	1,152,632	$5.49

The intrinsic value of options exercised was zero for both the years ended December 31, 2011 and 2010.

The options outstanding and currently exercisable by exercise price at December 31, 2011 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	531,040	9.08	$3.00	109,626	8.19	$3.01
$4.50 to 7.50	604,865	8.79	$5.69	82,689	5.86	$5.18
$7.50 to 11.25	11,313	3.53	$7.9	11,313	3.53	$7.90
$191.22 to 262.43	5,414	5.58	$221.91	5,414	5.58	$221.91
	1,152,632	8.86	$5.49	209,042	6.95	$9.80

As of December 31, 2011 and 2010, 209,042 and 129,631 outstanding options, respectively, were exercisable at an aggregate average exercise price of $9.80 and $14.25, respectively.  The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively.

As of December 31, 2011, total compensation cost related to non-vested stock options not yet recognized, was $2.4 million, which $1.0 million is expected to be recognized over the next three years on a weighted average basis, and includes stock options with contingent vesting and $1.4 million is related to stock options in Tranches 2, 3, and 4 with contingent vesting which will be recognized when it is probable the options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the years ended December 31, 2011 and 2010, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2011	2010
Selling and marketing	$116,527	$227,214
General and administrative	197,599	561,921
Research and development	166,740	245,208
Stock based compensation included in continuing operations	480,866	1,034,343
Stock based compensation in discontinued operations	—	143,498
Total stock-based compensation expense related to employee equity awards	$480,866	$1,177,841

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011and 2010 was $2.30 per share and $3.00 per share, respectively.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period:

	December 31,
	2011	2010
Expected volatility	160.0%	160.0%
Risk-free interest rate	1.13% to 3.58%	2.17% to 3.23%
Expected dividends	—	—
Expected life (yrs)	6.0 to 10.0	6.0 to 10.00

In 2011 and 2010 the expected volatility is based on the Company’s historical volatility.

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

17. Income Taxes

The Company recorded a $111,000 benefit for state income taxes for the year ended December 31, 2011and a $225,000 provision for state income taxes in the fiscal year ended December 31, 2010.

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2011	2010
Expected tax benefit at statutory rate	$(1,851,000)	$3,600,000
Effects of permanent differences	46,000	10,000
State tax	(183,000)	65,000
Change in valuation allowance	(7,640,000)	(3,600,000)
Adjustment to deferred tax asset	9,517,000	—
Other	—	150,000
Tax Provision	$(111,000)	$225,000

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized.  The deferred tax assets and liabilities consist of the following components:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,187,000	11,030,000
Property and equipment	857,000	719,000
Stock-based compensation	618,000	1,866,000
Accruals and reserves	320,000	306,000
Deferred revenue	441,000	507,000
Other	348,000	237,000
	5,771,000	14,665,000
Deferred tax liabilities:
Purchased intangibles, net	(3,210,000)	(4,465,000)
Other	—	—
	(3,210,000)	(4,465,000)

Net deferred tax asset	2,561,000	10,200,000
Less valuation allowance	(2,561,000)	(10,200,000)
	$—	$—

The valuation allowance decreased by $7.6 million and $3.6 million in 2011 and 2010, respectively.  The decrease in the valuation allowance of $7.6 million in 2011 and $3.6 million in 2010 is primarily due to the decrease in net operating loss carryforwards as a result of losses utilized on the 2010 tax return and the effect of Internal Revenue Code Section 382 limitations.

The Company has federal net operating loss carryforwards, net of section Internal Revenue Code Section 382 limitations, totaling approximately $8.5 million that may be offset against future federal income taxes.  If not used, the carryforwards will begin expiring in fiscal 2018.  The use of federal and state net operating loss carryforwards may be limited by future ownership changes under Internal Revenue Code Section 382.

The Company reviews whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefits that are more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.  The reserve for such uncertain tax positions was $0 as of December 31, 2011 and December 31, 2010.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense.  As of December 31, 2011, our Consolidated Balance Sheet included no accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions.  As of December 31, 2010, we were not under examination by any major tax jurisdiction. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2007 and it is no longer subject to state tax examinations for years prior to 2006. However, due to our net operating loss carryforwards, the statute generally remains open to examination to the extent that such net operating loss carryforwards are utilized on a return still open to examination.

18. Related Party Transactions

As disclosed Note 10 we have a securities agreement with Hale, our controlling shareholder.

19. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.