Form 10-Q
period 2012-03-31
Telanetix,Inc
filed 2012-05-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May, 11, 2012, 4,820,098 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March, 31 2012

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011 (1)

ASSETS
Current assets
Cash	$2,321,855	$1,840,265
Accounts receivable, net	1,787,200	1,925,955
Inventory	96,394	113,305
Prepaid expenses and other current assets	878,978	675,045
Total current assets	5,084,427	4,554,570
Property and equipment, net	1,424,178	1,683,337
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	8,428,337	8,978,337
Other assets	374,408	379,496
Total assets	$22,356,214	$22,640,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,625,589	$1,524,645
Accrued liabilities	2,760,734	2,538,829
Deferred revenue	1,069,981	1,063,548
Current portion of capital lease obligations	434,659	356,227
Current portion of long-term debt	4,053,319	3,502,213
Total current liabilities	9,944,282	8,985,462
Non-current liabilities
Deferred revenue, net of current portion	154,835	170,219
Capital lease obligations, net of current portion	546,105	353,860
Long-term accounts payable	35,292	39,444
Long-term debt, net of current portion	3,646,398	4,306,218
Total non-current liabilities	4,382,630	4,869,741
Total liabilities	14,326,912	13,855,203
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 and 4,820,098 at March 31, 2012 and December 31, 2011 respectively	482	482
Additional paid in capital	44,186,888	44,084,429
Warrants	56,953	56,953
Accumulated deficit	(36,215,021)	(35,356,463)
Total stockholders' equity	8,029,302	8,785,401
Total liabilities and stockholders' equity	$22,356,214	$22,640,604

            --------------------------------
            (1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011 (1)

Revenues	$7,820,024	$6,934,401

Cost of revenues	3,167,947	2,870,397

Gross profit	4,652,077	4,064,004

Operating expenses
Selling and marketing	1,725,324	1,748,294
General and administrative	1,936,264	1,901,079
Research, development and engineering	469,810	478,510
Depreciation	162,006	152,814
Amortization of purchased intangibles	550,000	550,000
Total operating expenses	4,843,404	4,830,697

Operating loss	(191,327)	(766,693)

Other income (expense)
Interest income	33	133
Interest expense	(659,790)	(844,517)
Total other income (expense)	(659,757)	(844,384)

Income (loss) from continuing operations before taxes	(851,084)	(1,611,077)

Income tax (expense) benefit	(7,474)	—

Net (loss)	$(858,558)	$(1,611,077)

Net (loss) per share – basic and diluted

Net (loss) per share	$(0.18)	$(0.35)

Weighted average shares outstanding – basic and diluted	4,820,098	4,594,262

(1) Prior year disclosures adjusted for the impact of the 1 for 75 reverse stock split as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011 (1)
Cash flows from operating activities:
Net loss	$(858,558)	$(1,611,077)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	1,159	(9,782)
Depreciation	596,961	437,415

Amortization of deferred financing costs	9,558	9,558
Amortization of intangible assets	550,000	550,000
Stock based compensation	102,459	121,842
Amortization of note discounts	433,482	600,414
Non-cash interest expense	57,805	220,001
Changes in assets and liabilities:
Accounts receivable	137,596	(147,530)
Inventory	16,911	(132,760)
Prepaid expenses and other assets	(41,759)	87,639
Accounts payable and accrued expenses	318,695	(64,483)
Deferred revenue	(8,951)	(8,679)
Net cash provided by operating activities	1,315,358	52,558

Cash flows from investing activities:
Purchase of property and equipment	(122,374)	(177,618)
Net cash used by investing activities	(122,374)	(177,618)

Cash flows from financing activities:
Payments on capital leases	(111,394)	(148,910)
Payments on senior secured financing	(600,000)	—
Net cash used by financing activities	(711,394)	(148,910)

Net increase (decrease) in cash	481,590	(273,970)
Cash at beginning of the period	1,840,265	2,330,111
Cash at end of the period	$2,321,855	$2,056,141

Supplemental disclosures of cash flow information:
Interest paid	$159,258	$14,544
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$307,737	$162,559

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

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and the solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2012.

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

Liquidity:

At March 31, 2012, we had cash of $2.3 million, accounts receivable of $1.8 million and a working capital deficit of $4.9 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of March 31, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2013.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 Notes (as defined below) in cash in 2012 or we are unable to make the payments due on the 2010 Notes in 2012 through maturity in 2014, we would be in default under such notes.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 Notes.  If we do not pay the 2010 Notes in accordance with their terms, the holder of such notes would be entitled to additional default interest of 4%, which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 Notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued or unpaid late charges with respect to such principal and interest.  In addition, the holder would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of the aggregate Hale shares purchase price, as set forth in the Hale Securities Purchase Agreement (as defined below) could be imposed if the Company is unable to register the Hale shares.  We are pursuing the registration process, however, at this time we anticipate that a significant number of the Hales shares will remain unregistered as of June 30, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net loss.

3. Recapitalization

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

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company had $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company issued to Hale $10.5 million of senior secured notes (the "2010 Notes"), and 3,833,356 shares of its common stock.  The carrying value assigned to the debt and equity was based on the relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which will be amortized over the term of the 2010 Notes using the effective interest method.  A summary of the material terms of the 2010 Notes is set forth in Note 4—2010 Notes, below.

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

                In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through March 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $388,000 per month through March 31, 2013 and will average approximately $404,000 per month for the remaining fifteen months until maturity.

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

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, the Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $369,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.

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

4. The 2010 Notes

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

August 2011 Amendment.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through March 31, 2012. The Company's scheduled payment obligations under the 2010 notes will average approximately $388,000 per month through March 31, 2013 and average approximately $404,000 per month for the remaining 15 months until maturity.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through March 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $388,000 per month through March 31, 2013 and will average approximately $404,000 per month for the remaining fifteen months until maturity.

The following table summarizes information relative to the 2010 Notes at March 31, 2012:

March 31, 2012
Face value of debt	$10,500,000
Plus: accreted interest	1,054,151
Less: principal payments	(1,800,000)
Less: unamortized debt discounts	(2,054,434)
2010 Notes, net of discounts	7,699,717
Less current portion	(4,053,319)
2010 Notes, long term portion	$3,646,398

Aggregate annual principal payments of long-term debt plus accreted interest for the periods ending December 31, are stated below:

2012	$2,902,213
2013	$4,604,426
2014	$2,247,512
Total	$9,754,151

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation firm using relative fair values.

  5. Warrants and Warrant Liabilities

There were 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of March 31, 2012 and December 31, 2011.

The following table summarizes information about warrants outstanding at March 31, 2012:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	3.25
$93.75	1,400	1.17
$129.75	2,667	0.99
$144.00	1,042	0.99
$300.00	400	0.88
	36,661

6. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  Two customers accounted for 27% of gross accounts receivable at March 31, 2012.  One customer accounted for 12% of gross accounts receivable at March 31 2012.

No one customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2012 or March 31, 2011.

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

On November 11, 2011, the Company was named as a defendant in a lawsuit, Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6;11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  As this matter is in an early stage, and discovery has not yet commenced the Company is not in a position to estimate potential liability or other ramifications, if any, that may result.

8. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At March 31, 2012 there were 93,345 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate 1,189,198 shares of the Company’s common stock to the Company’s employees, directors or consultants.   The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital (as defined in the 2010 Plan) in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital  plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Compensation Committee of the Company’s Board of Directors, but in no event shall an Option be exercisable more than ten years after the date it is granted.

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

A summary of option activity under the 2005 Plan and 2010 Plan as of March 31, 2012 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	1,152,632	$5.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(18,899)	4.05
Outstanding at March 31, 2012	1,133,733	$5.51

The options outstanding and currently exercisable by exercise price at March 31, 2012 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	522,566	9.00	$3.00	138,510	8.77	$3.02
$4.50 to 7.50	594,440	8.66	$5.70	73,665	6.23	$5.19
$7.50 to 11.25	11,313	3.28	$7.90	11,313	3.28	$7.90
$191.22 to 262.43	5,414	5.33	$221.91	5,414	5.33	$221.91
	1,133,733	8.75	$5.51	228,902	7.60	$9.13

As of March 31, 2012, 228,902 options were exercisable at an aggregate average exercise price of $9.13.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2012 was less than $0.1 million.

As of March 31, 2012, total compensation cost related to non-vested stock options not yet recognized was $2.3 million. Of the $2.3 million, $1.0 million is expected to be recognized ratably over the next three years, and such amount includes stock options with contingent vesting which it is deemed probable that such options will become exercisable.  The remaining $1.3 million is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized if, in the future, it is deemed probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three ended March 31, 2012 and 2011, and its allocation within the Consolidated Statements of Operations:

	Three months ended March 31,
	2012	2011
Selling and marketing	$16,135	$31,400
General and administrative	60,364	42,766
Research and development	25,960	47,676
Total stock-based compensation expense related to employee equity awards	102,459	121,842

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.    There were no options granted during the three months ended March 31, 2012.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

9. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three months ended March 31, 2012 and 2011, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended March 31,
	2012	2011
Stock Options	1,133,733	1,040,276
Warrants	36,661	36,661
Total	1,170,394	1,076,937

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

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and the first quarter of 2012. Our increased revenue during 2011 and the first quarter of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

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

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $369,539, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement. To date $214,052 of these contingent liabilities have  incurred as expenses.  Accordingly, in April 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we  agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we failed to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows: “Initial Effectiveness Deadline” means June 30, 2012.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through March 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $388,000 per month through March 31, 2013 and will average approximately $404,000 per month for the remaining fifteen months until maturity.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2011 and the first quarter of 2012 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and the first quarter of 2012. Our increased revenue during 2011 and the first quarter of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

Revenues, Cost of Revenues and Gross Profit

			Increase
	2012	2011	Dollars	Percent
Three Months Ended March 31:
Revenues	$7,820,024	$6,934,401	$885,623	12.8%
Cost of revenues	3,167,947	2,870,397	297,550	10.4%
Gross profit	4,652,077	4,064,004	588,073	14.5%
Gross profit percentage	59.5%	58.6%

Net revenues for the three months ended March 31, 2012 were $7.8 million, an increase of $0.9 million, or 12.8% over the same period in 2011.    Net revenues increased in the three months ended March 31, 2012 as a result of increased sales in Digital Phone Service, SIP Trunking Service and Voice Volume Services offset by a decline in Individual Services and Legacy business.

Cost of revenues for the three months ended March 31, 2012 were $3.2 million, an increase of $0.3 million, or 10.4%, over the same period in 2011. Cost of revenues increased proportionately to our growth in revenues.

Gross profit for the three months ended March 31, 2012 was $4.7 million, an increase of $0.6 million, or 14.5%, over the same period in 2011.   Gross profit percentage was 59.5% for the three months ended March 31, 2012 as compared to 58.6% in the same period in 2011.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2012 were $1.7 million, a decrease of less than $0.1 million or 1.3%, over the same period in 2011.   We anticipate that selling and marketing expenses for fiscal year 2012 will be higher than those incurred in fiscal year 2011 as we increase our advertising expense and sales and marketing headcount in our effort to increase market share and to promote our Digital Phone Service and SIP Trunking product lines.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $1.9 million, an increase of less than $0.1 million or 1.5%, over the same period in 2011.    The increase for the three months ended March 31, 2012 is primarily a result of payroll and related benefits expenses.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 31, 2012 and March 31, 2011 were both $0.5 million.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2012 and March 31, 2011 was $0.2 million in each period.

Amortization of Purchased Intangibles

We recorded $0.6 million of amortization expense in both the three months ended March 31, 2012 and 2011, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Operating Loss

Our operating loss for the three months ended March 31, 2012 was $191,327, compared with an operating loss of $766,693 for the three months ended March 31, 2011, a reduction in our quarterly operating loss of $575,366 over the comparable period of a year ago.

Interest Expense

Interest expense was $0.7 and $0.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively.    Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

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

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through March 31, 2012. As of December 31, 2011, we had net operating loss carry forwards (“NOL’s”), net of section 382 limitations, of approximately $8.5 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Net Loss

Our net loss for the three months ended March 31, 2012 was $858,558, compared with a net loss of $1,611,077 for the three months ended March 31, 2011, a reduction in our quarterly net loss of $752,519 over the comparable period of a year ago.

Liquidity and Capital Resources

We had an accumulated deficit of $36.2 million as of March 31, 2012, and incurred a net loss of $0.9 million for the three months ended March 31, 2012.  At March 31, 2012, we had cash of $2.3 million, accounts receivable of $1.8 million and a working capital deficit of $4.9 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of March 31, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2013.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 Notes in cash in 2012 or we are unable to make the payments due on the 2010 Notes in 2012 through maturity in 2014, we would be in default under such notes.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 Notes.  If we do not pay the 2010 Notes in accordance with their terms, the holder of such notes would be entitled to additional default interest of 4%, which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 Notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued or unpaid late charges with respect to such principal and interest.  In addition, the holder would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of the aggregate Hale shares purchase price under the Hale Securities Purchase Agreement could be imposed if the Company is unable to register the Hale shares.  We are actively pursuing the registration process, however, at this time we anticipate that a significant number of the Hales shares will remain unregistered as of June 30, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

Net cash used by investing activities during the three months ended March 31 2012 was $0.1 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.7 million during the three months ended March 31, 2012, $0.1 million of which was related to payments on our capital leases and $0.6 million was related to payment on the 2010 Notes.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2011, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through March 31, 2013.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2012	1,063,279	384,105
2013	294,704	359,895
2014	41,784	300,597
2015	24,374	28,343
Total minimum lease payments	$1,424,141	1,072,940
Less amount representing interest		(92,176)
Present value of minimum lease payments		980,764
Less current portion		(434,659)
		$546,105

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

August 2011 Amendment.  We had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity in connection with the rights offering. In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (i) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through March 31, 2012.  The Company's scheduled payment obligations under the 2010 Notes will average approximately $388,000 per month through March 31, 2013 and average approximately $404,000 per month for the remaining fifteen months until maturity.

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

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2012, our disclosure controls were effective at that "reasonable assurance" level.

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

On November 11, 2011, the Company was named as a defendant in a lawsuit, Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6;11-cv-586), filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  As this matter is in an early stage, and discovery has not yet commenced the Company is not in a position to estimate potential liability or other ramifications, if any, that may result.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Part I. Item 1A—Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risks and uncertainties described in such risk factors and elsewhere in this report have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: May 11, 2012	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.3	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain
10.4	Letter Agreement dated February 4, 2011 between Telanetix, Inc. and Rob Cain (incorporated herein by reference to registrant’s Form 8-K filed on February 4, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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