Form 10-Q
period 2012-06-30
Telanetix,Inc
filed 2012-08-10
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August, 10, 2012, 4,820,098 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2102

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$2,305,954	$1,840,265
Accounts receivable, net	1,790,877	1,925,955
Inventory	52,363	113,305
Prepaid expenses and other current assets	1,025,716	675,045
Total current assets	5,174,910	4,554,570
Property and equipment, net	1,235,084	1,683,337
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	7,878,337	8,978,337
Other assets	364,850	379,496
Total assets	$21,698,045	$22,640,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,569,931	$1,524,645
Accrued liabilities	2,649,722	2,538,829
Deferred revenue	1,065,794	1,063,548
Current portion of capital lease obligations	533,632	356,227
Current portion of long-term debt	4,604,426	3,502,213
Total current liabilities	10,423,505	8,985,462
Non-current liabilities
Deferred revenue, net of current portion	137,436	170,219
Capital lease obligations, net of current portion	820,885	353,860
Long-term, accounts payable	26,988	39,444
Long-term debt, net of current portion	2,960,195	4,306,218
Total non-current liabilities	3,945,504	4,869,741
Total liabilities	14,369,009	13,855,203
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 at June 30, 2012 and December 31, 2011, respectively	482	482
Additional paid in capital	44,288,802	44,084,429
Warrants	56,953	56,953
Accumulated deficit	(37,017,201)	(35,356,463)
Total stockholders' equity (deficit)	7,329,036	8,785,401
Total liabilities and stockholders' equity (deficit)	$21,698,045	$22,640,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$7,861,644	$6,994,902	$15,681,668	$13,929,303

Cost of revenues	3,311,487	2,991,432	6,479,434	5,861,829

Gross profit	4,550,157	4,003,470	9,202,234	8,067,474

Operating expenses
Selling and marketing	1,625,866	1,727,112	3,351,190	3,475,405
General and administrative	1,817,640	1,839,118	3,753,903	3,740,197
Research, development and engineering	507,205	464,625	977,015	943,135
Depreciation	155,160	159,070	317,166	311,884
Amortization of purchased intangibles	550,000	550,000	1,100,000	1,100,000
Total operating expenses	4,655,871	4,739,925	9,499,274	9,570,621

Operating loss	(105,714)	(736,455)	(297,040)	(1,503,147)

Other income (expense)
Interest income	25	64	58	197
Interest expense	(647,292)	(919,411)	(1,307,082)	(1,763,928)
Total other income (expense)	(647,267)	(919,347)	(1,307,024)	(1,763,731)

(Loss) from continuing operations before taxes	(752,981)	(1,655,802)	(1,604,064)	(3,266,878)

Income tax (expense)	(49,200)	—	(56,674)	—

Net (loss)	$(802,181)	$(1,655,802)	$(1,660,738)	$(3,266,878)

Net (loss) per share – basic and diluted
Net (loss) per share	$(0.17)	$(0.35)	$(0.34)	$(0.70)

Weighted average shares outstanding – basic and diluted	4,820,098	4,753,091	4,820,098	4,674,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,660,738)	$(3,266,878)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	18,129	(8,342)
Depreciation	1,263,263	893,616
(Gain) loss on disposal of fixed assets	(3,360)	(4,678)
Amortization of deferred financing costs	19,116	145,383
Amortization of intangible assets	1,100,000	1,100,000
Stock based compensation	204,373	250,445
Amortization of note discounts	843,685	1,011,339
Non-cash interest expense	112,505	444,432
Changes in assets and liabilities:
Accounts receivable	116,949	(308,016)
Inventory	60,942	(55,641)
Prepaid expenses and other assets	(41,420)	102,970
Accounts payable and accrued expenses	143,723	52,295
Deferred revenue	(30,537)	(10,198)
Net cash provided by operating activities	2,146,630	346,727

Cash flows from investing activities:
Purchase of property and equipment	(234,618)	(312,171)
Proceeds from disposal of fixed assets	3,620	7,938
Net cash used by investing activities	(230,998)	(304,233)

Cash flows from financing activities:
Payments on capital leases	(249,943)	(294,187)
Payments on convertible debenture	(1,200,000)	-
Net cash used by financing activities	(1,449,943)	(294,187)

Net increase (decrease) in cash	465,689	(251,693)
Cash at beginning of the period	1,840,265	2,330,111
Cash at end of the period	$2,305,954	$2,078,418

Supplemental disclosures of cash flow information:
Interest paid	$332,174	$162,774

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$229,099	$230,248

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

AccessLine-branded services also offer a la carte phone services and features including conferencing calling services, find-me and follow-me services, toll-free services, automated attendant services, fax services, and voice messaging services.  Each a la carte service can be purchased individually through AccessLine’s various websites.  All services include easy-to-use web interfaces for simple management and customizations.

Our revenues principally consist of: monthly recurring fees, activation, and usage fees from the communication services and the solutions outlined above. There are some ancillary one time equipment charges associated with our DPS solution.

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2012.

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

Liquidity:

At June 30, 2012, we had cash of $2.3 million, accounts receivable of $1.8 million and a working capital deficit of $5.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of June 30, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2013.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we may be forced to curtail our operations or possibly be forced to evaluate a sale or other strategic alternative.  Any future financing may involve substantial dilution to existing investors.

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 Notes (as defined below) in cash in 2012 or we are unable to make the payments due on the 2010 Notes in 2012 through maturity in 2014, we would be in default under such notes.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 Notes.  If we do not pay the 2010 Notes in accordance with their terms, the holder of such notes would be entitled to additional default interest of 4%, which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 Notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued or unpaid late charges with respect to such principal and interest.  In addition, the holder would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of the aggregate Hale shares purchase price, as set forth in the Hale Securities Purchase Agreement (as defined below) could be imposed if the Company is unable to register the Hale shares.  We have been unable to register any portion of the Hale shares and at this time we anticipate that a significant number of the Hales shares will remain unregistered as of December 31, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

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

                In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $431,000 per month through June 30, 2013 and will average approximately $400,000 per month for the remaining twelve months until maturity.

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

Post-Closing Adjustment Shares.  The Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $369,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement and are currently in the process of issuing the remaining shares.  During the third quarter 2012, the remaining shares in the amount of 300,004 shares of common stock will be issued to Hale as final settlement of the contingent liabilities.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contains penalty provisions in the event that the Company failed to secure the effectiveness of the registration statement by November 29, 2010, fails to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline” means December 31, 2012.

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

August 2011 Amendment.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012. The Company's scheduled payment obligations under the 2010 notes will average approximately $431,000 per month through June 30, 2013 and average approximately $400,000 per month for the remaining 12 months until maturity.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $431,000 per month through June 30, 2013 and will average approximately $400,000 per month for the remaining twelve months until maturity.

The following table summarizes information relative to the 2010 Notes at June 30, 2012:

June 30, 2012
Face value of debt	$10,500,000
Plus: accreted interest	1,108,852
Less: principal payments	(2,400,000)
Less: unamortized debt discounts	(1,644,231)
2010 Notes, net of discounts	7,564,621
Less current portion	(4,604,426)
2010 Notes, long term portion	$2,960,195

Aggregate annual principal payments of long-term debt plus accreted interest for the periods ending December 31, are stated below:

2012	$2,302,213
2013	$4,604,426
2014	$2,302,213
Total	$9,208,852

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation firm using relative fair values.

5. Warrants and Warrant Liabilities

There were 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of June 30, 2012 and December 31, 2011.

The following table summarizes information about warrants outstanding at June 30, 2012:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	3.00
$93.75	1,400	0.92
$129.75	2,667	0.74
$144.00	1,042	0.74
$300.00	400	0.63
	36,661

6. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  Two customers accounted for 36% of gross accounts receivable at June 30, 2012.  One customer accounted for 12% of gross accounts receivable at June 30, 2011.

One customer accounted for 12% of revenue during the three months ended June 30, 2012 and 10% during the six months ended June 30, 2012.  No one customer accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2011.

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

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and expires in July 2013.  The cancellation terms are a ninety (90) day written notice prior to the extended term expiring.

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

8. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At June 30, 2012 there were 91,313 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

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

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  During the third quarter of 2012, the Company will issue an aggregate of 300,004 shares of common stock to Hale in settlement of the contingent liabilities.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.  During the third quarter of 2012 and based on the Contingent Share Issuance, the number of shares is set to increase by 75,001 shares.  At June 30, 2012 there were 1,040,388 options outstanding under the 2010 plan.

A summary of option activity under the 2005 Plan and 2010 Plan as of June 30, 2012 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	1,152,632	$5.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,931)	4.37
Outstanding at June 30, 2012	1,131,701	$5.51

The options outstanding and currently exercisable by exercise price at June 30, 2012 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	522,566	8.75	$3.01	173,161	8.56	$3.02
$4.50 to 7.50	594,186	8.42	$5.70	73,637	6.00	$5.19
$7.50 to 11.25	9,535	3.62	$7.97	9,535	3.62	$7.97
$191.22 to 262.43	5,414	5.08	$221.91	5,414	5.08	$221.91
	1,131,701	8.52	$5.51	261,747	7.59	$8.34

As of June 30, 2012, 261,747 options were exercisable at an aggregate average exercise price of $8.34.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2012 was less than $0.1 million.

As of June 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $2.2 million. Of the $2.2 million, $1.0 million is expected to be recognized ratably over the next three years, and such amount includes stock options with contingent vesting which it is deemed probable that such options will become exercisable.  The remaining $1.2 million is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized when it is probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three and nine months ended June 30, 2012 and 2011, and its allocation within the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling and marketing	$16,204	$31,534	$32,339	$62,934
General and administrative	59,450	58,227	119,814	100,993
Research and development	26,260	38,842	52,220	86,518
Total stock-based compensation expense related to employee equity awards	101,914	128,603	204,373	250,445

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  There were zero options granted during the three and six months ended June 30, 2012.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

9. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three and nine months ended June 30, 2012 and 2011, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock Options	1,131,701	1,028,997	1,131,701	1,028,997
Warrants	36,661	36,661	36,661	36,661
Total	1,168,362	1,065,638	1,168,362	1,065,638

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

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and the first half of 2012. Our increased revenue during 2011 and the first half of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service and SIP Trunking Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

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

Post-Closing Adjustment Shares.The Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $369,539, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement and are currently in the process of issuing the remaining shares.  During the third quarter 2012, the remaining shares in the amount of 300,004 shares of common stock will be issued to Hale as final settlement of the contingent liabilities.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we  agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we failed to secure the effectiveness of that registration statement by November 29, 2010, fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we are required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages and amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective. Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows: “Initial Effectiveness Deadline” means December 31, 2012.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $431,000 per month through June 30, 2013 and will average approximately $400,000 per month for the remaining twelve months until maturity.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2011 and the first half of 2012 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and the first half of 2012. Our increased revenue during 2011 and the first half of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service and SIP Trunking Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

Revenues, Cost of Revenues and Gross Profit

			Increase/(Decrease)
	2012	2011	Dollars	Percent
Three Months Ended June 30:
Revenues	$7,861,644	$6,994,902	$866,742	12.5%
Cost of revenues	3,311,487	2,991,432	320,055	10.7%
Gross profit	4,550,157	4,003,470	546,687	13.7%
Gross profit percentage	57.9%	57.2%

Six Months Ended June 30:
Revenues	$15,681,668	$13,929,303	$1,752,365	12.6%
Cost of revenues	6,479,434	5,861,829	617,605	10.5%
Gross profit	9,202,234	8,067,474	1,134,760	14.1%
Gross profit percentage	58.7%	57.9%

Net revenues for the three months ended June 30, 2012 were $7.9 million, an increase of $0.9 million, or 12.5% over the same period in 2011.  Net revenues for the six months ended June 30, 2012 were $15.7 million, an increase of $1.8 million, or 12.6% over the same period in 2011.  Net revenues increased for the three and six months ended June 30, 2012 as a result of increased sales in Digital Phone Service, SIP Trunking Service and Voice Volume Service offset by the a decline in Individual Services and Legacy business.

Cost of revenues for the three months ended June 30, 2012 were $3.3 million, an increase of less than $0.3 million, or 10.7%, over the same period in 2011. Cost of revenues for the six months ended June 30, 2012 were $6.5 million, an increase of $0.6 million, or 10.5% over the same period in 2011.  Cost of revenues increased proportionately to our growth in revenues.

Gross profit for the three months ended June 30, 2012 was $4.6million, an increase of $0.5 million, or 13.8%, over the same period in 2011.  Gross profit for the six months ended June 30, 2012 was $9.2 million, an increase $1.1 million, or 14.1% over the same period in 2011.  Gross profit percentage was 58.7% for the six months ended June 30, 2012 as compared to 57.9% in the same period in 2011.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2012 were $1.6 million, a decrease of $0.1 million or 5.9%, over the same period in 2011.  Selling and marketing expenses for the six months ended June 30, 2012 and 2011 were $3.4 million and $3.5 million, respectively.  We anticipate that selling and marketing expenses for fiscal year 2012 will be higher than those incurred in fiscal year 2011 as we look to increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service, SIP Trunking Service, and Individualized Services product lines.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $1.8 million, a decrease of less than $0.1 million or 1.2%, over the same period in 2011.  General and administrative expenses in both the six months ended June 30, 2012 and 2011 were $3.7 million.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the both the three months ended June 30, 2012 and June 30, 2011 were $0.5 million.  Research, development and engineering expenses for the both the six months ended June 30, 2012 and June 30, 2011 were $1.0 million.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2012 and June 30, 2011 was $0.2 million.  Depreciation for the six months ended June 30, 2012 and June 30, 2011 was $0.3 million.

Amortization of Purchased Intangibles

We recorded $1.1 million of amortization expense in both the six months ended June 30, 2012 and 2011, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense was $0.6 and $0.9 million for the three months ended June 30, 2012 and 2011 respectively.  Interest expense was $1.3 and $1.8 million for the six months ended June 30, 2012 and 2011 respectively.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

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

 Concurrently with the repurchase of our debentures, we entered into the Hale Securities Purchase Agreement, pursuant to which we issued $10.5 million in principal of 2010 Notes.  Interest accrues on the 2010 Notes at a rate equal to the prime rate as published in the Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and is payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, we had the option to defer the monthly interest payments otherwise due and have the amount of interest deferred added to the principal balance of the 2010 Notes. The Company elected to defer interest on the 2010 Notes at all available times during 2010 and 2011.  In connection with the August 2011 amendment to the 2010 Notes, through June 30, 2012, the Company has the option to defer the monthly interest payments otherwise due on $3.0 million of the 2010.  Notes and have any such amount of deferred interest added to the principal balance of the 2010 Notes.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2012. As of December 31, 2011, we had net operating loss carry forwards (“NOL’s”), net of section 382 limitations, of approximately $8.5 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Net Loss

Our net loss for the three months ended June 30, 2012 was $802,181, compared with a net loss of $1,655,802 for the three months ended June 30, 2011, a reduction in quarterly net loss of $853,621 over the comparable period a year ago.  Our net loss for the six months ended June 30, 2012 was $1,660,738, compared with a net loss of $3,266,878 for the six months ended June 30, 2011, a reduction in year to date losses of $1,606,140 over the comparable period a year ago.

Liquidity and Capital Resources

We had an accumulated deficit of $37.0 million as of June 30, 2012, and incurred a net loss of $0.8 million for the six months ended June 30, 2012.  At June 30, 2012, we had cash of $2.3 million, accounts receivable of $1.8 million and a working capital deficit of $5.3 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), deferred rent of $0.1 million and accrued vacation of $0.5 million. The aforementioned items represent $1.7 million of total current liabilities as of June 30, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2013.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we may be forced to curtail our operations or possibly be forced to evaluate a sale or other strategic alternative.  Any future financing may involve substantial dilution to existing investors.

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

We have been unable to register any portion of the Hale shares and at this time we anticipate that a significant number of the Hales shares will remain unregistered as of December 31, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

Cash generated by continuing operations during the six months ended June 30, 2012 was $2.1 million. This was primarily the result of cash generated from operations of $2.1 million as the net loss from continuing operations of $1.7 million was more than offset by the following non-cash charges: amortization of note discounts of $0.8 million; amortization of intangible assets of $1.1 million; depreciation expense of $1.0 million (which includes depreciation expense of $0.3 million in cost of sales); non-cash interest of $0.1 million and stock compensation expense of $0.2 million. The remaining $0.6 million of cash was provided by the changes in working capital.

Net cash used by investing activities during the six months ended June 30, 2012 was $0.2 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $1.5 million during the six months ended June 30, 2012, $0.3 million of which was related to payments on our capital leases and $1.2 million was related to payment on the 2010 notes.

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

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities.  However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, we may be forced to curtail our operations or possibly be forced to evaluate a sale or other strategic alternative.   Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2012	795,164	352,229
2013	467,936	535,681
2014	215,016	476,383
2015	96,554	115,660
2016		26,766
2017		8,922
Total minimum lease payments	$1,574,670	1,515,641
Less amount representing interest		(161,125)
Present value of minimum lease payments		1,354,517
Less current portion		(533,632)
		$820,885

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

August 2011 Amendment.  We had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity in connection with the rights offering. In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (i) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  The Company's scheduled payment obligations under the 2010 Notes will average approximately $431,000 per month through June 30, 2013 and average approximately $400,000 per month for the remaining twelve months until maturity.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30 2012, our disclosure controls were effective at that "reasonable assurance" level.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: August 10, 2012	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.3	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain
10.4	Letter Agreement dated February 4, 2011 between Telanetix, Inc. and Rob Cain (incorporated herein by reference to registrant’s Form 8-K filed on February 4, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
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