Form 10-Q
period 2012-09-30
Telanetix,Inc
filed 2012-10-30
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 30, 2012, 4,820,098 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2012

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$2,177,781	$1,840,265
Accounts receivable, net	1,802,135	1,925,955
Inventory	58,946	113,305
Prepaid expenses and other current assets	1,046,233	675,045
Total current assets	5,085,095	4,554,570
Property and equipment, net	1,004,452	1,683,337
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	7,388,337	8,978,337
Other assets	279,602	379,496
Total assets	$20,802,350	$22,640,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,588,424	$1,524,645
Accrued liabilities	2,723,823	2,538,829
Deferred revenue	1,115,081	1,063,548
Current portion of capital lease obligations	615,341	356,227
Current portion of long-term debt	4,604,426	3,502,213
Total current liabilities	10,647,095	8,985,462
Non-current liabilities
Deferred revenue, net of current portion	148,550	170,219
Capital lease obligations, net of current portion	962,463	353,860
Long-term, accounts payable	22,836	39,444
Long-term debt, net of current portion	2,187,262	4,306,218
Total non-current liabilities	3,321,111	4,869,741
Total liabilities	13,968,206	13,855,203
Stockholders' equity (deficit)

Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 4,820,098 at September 30, 2012 and December 31, 2011, respectively	482	482
Additional paid in capital	44,390,181	44,084,429
Warrants	56,953	56,953
Accumulated deficit	(37,613,472)	(35,356,463)
Total stockholders' equity (deficit)	6,834,144	8,785,401
Total liabilities and stockholders' equity (deficit)	$20,802,350	$22,640,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$8,010,965	$7,254,405	$23,692,633	$21,183,708

Cost of revenues	3,309,164	3,003,187	9,788,598	8,865,016

Gross profit	4,701,801	4,251,218	13,904,035	12,318,692

Operating expenses
Selling and marketing	1,710,639	1,749,676	5,061,829	5,225,081
General and administrative	1,941,889	2,088,608	5,695,792	5,828,805
Research, development and engineering	412,619	480,090	1,389,634	1,423,226
Depreciation	149,906	160,227	467,072	472,111
Amortization of purchased intangibles	490,000	550,000	1,590,000	1,650,000
Total operating expenses	4,705,053	5,028,601	14,204,327	14,599,223

Operating loss	(3,252)	(777,383)	(300,292)	(2,280,531)

Other income (expense)
Interest income	23	17	81	214
Interest expense	(592,416)	(721,676)	(1,899,498)	(2,485,604)
Total other income (expense)	(592,393)	(721,659)	(1,899,417)	(2,485,390)

(Loss) from continuing operations before taxes	(595,645)	(1,499,042)	(2,199,709)	(4,765,921)

Income tax (expense)	(626)	—	(57,300)	—

Net (loss)	$(596,271)	$(1,499,042)	$(2,257,009)	$(4,765,921)

Net (loss) per share – basic and diluted
Net (loss) per share	$(0.12)	$(0.31)	$(0.47)	$(1.01)

Weighted average shares outstanding – basic and diluted	4,820,098	4,820,098	4,820,098	4,723,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,257,009)	$(4,765,921)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(8,338)	(44,480)
Depreciation	1,975,813	1,356,913
(Gain) loss on disposal of fixed assets	(4,247)	(5,273)
Amortization of deferred financing costs	28,675	154,941
Amortization of intangible assets	1,590,000	1,650,000
Stock based compensation	305,752	379,410
Amortization of note discounts	1,221,858	1,490,981
Non-cash interest expense	112,505	508,392
Changes in assets and liabilities:
Accounts receivable	132,158	(295,696)
Inventory	54,359	49,470
Prepaid expenses and other assets	85,834	149,951
Accounts payable and accrued expenses	232,166	154,016
Deferred revenue	29,864	(16,899)
Net cash provided by operating activities	3,499,390	765,805

Cash flows from investing activities:
Purchase of property and equipment	(415,202)	(372,403)
Proceeds from disposal of fixed assets	9,220	8,693
Net cash used by investing activities	(405,982)	(363,710)

Cash flows from financing activities:
Payments on capital leases	(404,786)	(424,952)
Payments on senior secured note	(2,351,106)	(600,000)
Net cash used by financing activities	(2,755,892)	(1,024,952)

Net increase (decrease) in cash	337,516	(622,857)
Cash at beginning of the period	1,840,265	2,330,111
Cash at end of the period	$2,177,781	$1,707,254

Supplemental disclosures of cash flow information:
Interest paid	$530,470	$331,291

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$229,099	$502,034

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

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of September 30, 2012, the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2012.

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

Liquidity:

At September 30, 2012, we had cash of $2.2 million, accounts receivable of $1.9 million and a working capital deficit of $5.6 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees) and accrued vacation of $0.5 million. The aforementioned items represent $1.6 million of total current liabilities as of September 30, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projections for the next twelve months results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least October 1, 2013.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the 2010 Notes (as defined below) in cash over the next twelve months or we are unable to make the payments due on the 2010 Notes in 2012 through maturity in 2014, we would be in default under such notes.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the 2010 Notes.  If we do not pay the 2010 Notes in accordance with their terms, the holder of such notes would be entitled to additional default interest of 4%, which will accrue on the outstanding principal balance.  In addition, we may be required to redeem all or any portion of the 2010 Notes at a price equal to 125% of the sum of the principal amount that such holder requests that we redeem plus accrued but unpaid interest on such principal amount plus any accrued or unpaid late charges with respect to such principal and interest.  In addition, the holder would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Further, a monthly penalty calculated as one percent of the aggregate Hale shares purchase price, as set forth in the Hale Securities Purchase Agreement (as defined below) could be imposed if the Company is unable to register the Hale shares.  We have been unable to register any portion of the Hale shares and at this time we anticipate that a significant number of the Hales shares will remain unregistered as of December 31, 2012.  As such, we may need to seek a waiver from Hale or incur the aforementioned penalties.  While we have successfully obtained waivers in the past we can give no assurance that additional waivers will be available.

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

                In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through September 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $423,000 per month through September 30, 2013 and will average approximately $396,000 per month for the remaining nine months until maturity.

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

Post-Closing Adjustment Shares.  The Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831; then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement and are currently in the process of issuing the remaining shares.  During the fourth quarter 2012, we expect to issue the remaining shares in the amount of 300,004 shares of common stock to Hale as final settlement of the contingent liabilities.

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

August 2011 Amendment.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012. The Company's scheduled payment obligations under the 2010 Notes will average approximately $423,000 per month through September 30, 2013 and average approximately $396,000 per month for the remaining 9 months until maturity.

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

            Rights Offering. Under the terms of the Hale Securities Purchase Agreement, the Company agreed to conduct a rights offering pursuant to which it would distribute at no charge to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 1,038,414 shares of common stock at a subscription price of $2.889 per share. Under the terms of the 2010 Notes, the Company agreed to use the gross proceeds of the rights offering to redeem an aggregate of up to $3.0 million of principal amount of the 2010 Notes. To the extent the gross proceeds of the rights offering were less than $3.0 million, the Company and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3.0 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  The Company paid Hale an aggregate of $60,000 in consideration of the foregoing. In addition, the Company agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the 2010 Notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed below the Company has cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $423,000 per month through September 30, 2013 and will average approximately $396,000 per month for the remaining nine months until maturity.

The following table summarizes information relative to the 2010 Notes at September 30, 2012:

September 30, 2012
Face value of debt	$10,500,000
Plus: accreted interest	1,108,852
Less: principal payments	(3,551,106)
Less: unamortized debt discounts	(1,266,058)
2010 Notes, net of discounts	6,791,688
Less current portion	(4,604,426)
2010 Notes, long term portion	$2,187,262

Aggregate remaining annual principal payments of long-term debt plus accreted interest for the periods ending December 31, are stated below:

2012	$1,151,106
2013	$4,604,426
2014	$2,302,213
Total	$8,057,745

5. Warrants and Warrant Liabilities

There were 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of September 30, 2012 and December 31, 2011.

The following table summarizes information about warrants outstanding at September 30, 2012:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	2.75
$93.75	1,400	0.67
$129.75	2,667	0.48
$144.00	1,042	0.49
$300.00	400	0.38
	36,661

6. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  Two customers accounted for 34% of gross accounts receivable at September 30, 2012.  One customer accounted for 14% of gross accounts receivable at September 30, 2011.

One customer accounted for 13% of revenue during the three months ended September 30, 2012 and 11% during the nine months ended September 30, 2012.  No one customer accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2011.

The Company relies on primarily one third-party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

7. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases as of September 30, 2012 are as follows:

	Operating Leases	Capital Leases

2012	418,814	198,656
2013	654,478	677,309
2014	215,016	616,143
2015	96,554	210,646
2016		26,766
2017		8,922
Total minimum lease payments	$1,348,862	1,738,442
Less amount representing interest		(160,638)
Present value of minimum lease payments		1,577,804
Less current portion		(615,341)
		$962,463

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

As previously reported, on November 11, 2011, the Company was named as a defendant in a lawsuit, Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6;11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  On September 3, 2012 this case was settled upon terms that do and will not have a material effect upon the Company or its operations.

8. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At September 30, 2012 there were 91,306 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

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

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  During the fourth quarter of 2012, the Company plans to issue an aggregate of 300,004 shares of common stock to Hale in settlement of the contingent liabilities.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.  During the fourth quarter of 2012 and based on the Contingent Share Issuance, the number of shares is set to increase by 75,001 shares.  At September 30, 2012 there were 1,039,862 options outstanding under the 2010 plan.

A summary of option activity under the 2005 Plan and 2010 Plan as of September 30, 2012 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	1,152,632	$5.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(21,464)	4.37
Outstanding at September 30, 2012	1,131,168	$5.51

The options outstanding and currently exercisable by exercise price at September 30, 2012 are as follows:

	Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	522,382	8.50	$3.00	214,235	8.33	$3.01
$4.50 to 7.50	593,837	8.16	$5.70	73,820	5.75	$5.18
$7.50 to 11.25	9,535	3.36	$7.97	9,535	3.36	$7.97
$191.22 to 262.43	5,414	4.83	$221.91	5,414	4.83	$221.91
	1,131,168	8.26	$5.51	303,004	7.49	$7.61

As of September 30, 2012, 303,004 options were exercisable at an aggregate average exercise price of $7.61.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2012 was less than $0.1 million.

As of September 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $2.1 million. Of the $2.1 million, $1.0 million is expected to be recognized ratably over the next three years, and such amount includes stock options with contingent vesting which it is deemed probable that such options will become exercisable.  The remaining $1.1 million is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized when it is probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2012 and 2011, and its allocation within the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Selling and marketing	$15,593	$32,023	$47,932	$94,957
General and administrative	60,505	56,207	180,319	157,199
Research and development	25,281	40,736	77,501	127,254
Total stock-based compensation expense related to employee equity awards	101,379	128,966	305,752	379,410

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  There were zero options granted during the three and nine months ended September 30, 2012.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

9. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three and nine months ended September 30, 2012 and 2011, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock Options	1,131,168	1,086,297	1,131,168	1,086,297
Warrants	36,661	36,661	36,661	36,661
Total	1,167,829	1,122,958	1,167,829	1,122,958

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures referenced under "Item 1A. Risk Factors" included in Part II of this report.

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

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and through the first nine months of  2012. Our increased revenue during 2011 and the first nine months of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service and SIP Trunking Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

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

Post-Closing Adjustment Shares.The Company is required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831, then it will issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $214,052 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement and are currently in the process of issuing the remaining shares.  During the fourth quarter 2012, we plan to issue the remaining shares in the amount of 300,004 shares of common stock will be issued to Hale as final settlement of the contingent liabilities.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it pays all of the interest current, will average approximately $423,000 per month through September 30, 2013 and will average approximately $396,000 per month for the remaining nine months until maturity.

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2011 and the first half of 2012 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in 2011 and during the first three quarts of 2012. Our increased revenue during 2011 and the first half of 2012 was due, in part, to greater efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service and SIP Trunking Service continues to grow month over month. We manage our gross profit percentage through our continued progress in optimizing our network configuration. Additionally, we carefully monitor our discretionary operating expenses and staffing levels.

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

Revenues, Cost of Revenues and Gross Profit

			Increase/(Decrease)
	2012	2011	Dollars	Percent
Three Months Ended September 30:
Revenues	$8,010,965	$7,254,405	$756,560	10.4%
Cost of revenues	3,309,164	3,003,187	305,977	10.2%
Gross profit	4,701,801	4,251,218	450,583	10.6%
Gross profit percentage	58.7%	58.6%

Nine Months Ended September 30:
Revenues	$23,692,633	$21,183,708	$2,508,925	11.8%
Cost of revenues	9,788,598	8,865,016	923,582	10.4%
Gross profit	13,904,035	12,318,692	1,585,343	12.9%
Gross profit percentage	58.7%	58.2%

Net revenues for the three months ended September 30, 2012 were $8.0 million, an increase of $0.8 million, or 10.4% over the same period in 2011.  Net revenues for the nine months ended September 30, 2012 were $23.7 million, an increase of $2.5 million, or 11.8% over the same period in 2011.  Net revenues increased for the three and nine months ended September 30, 2012 as a result of increased sales in Digital Phone Service, SIP Trunking Service and High Volume SIP (HVS) Service offset by a decline in Individual Services and Legacy business.

Cost of revenues for the three months ended September 30, 2012 were $3.3 million, an increase of $0.3 million, or 10.2%, over the same period in 2011. Cost of revenues for the nine months ended September 30, 2012 were $9.8 million, an increase of $0.9 million, or 10.4% over the same period in 2011.  Cost of revenues increased proportionately to our growth in revenues.

Gross profit for the three months ended September 30, 2012 was $4.7 million, an increase of $0.5 million, or 10.6%, over the same period in 2011.  Gross profit for the nine months ended September 30, 2012 was $13.9 million, an increase $1.6 million, or 12.9% over the same period in 2011.  Gross profit percentage was 58.7% for the nine months ended September 30, 2012 as compared to 58.2% in the same period in 2011.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2012 were $1.7 million, an decrease of $0.1 million or 2.2%, over the same period in 2011.  Selling and marketing expenses for the nine months ended September 30, 2012 were $5.1 million, a decrease of $0.2 million or 3.1%, over the same period in2011.  We anticipate that selling and marketing expenses for fiscal year 2012 will be higher than those incurred in fiscal year 2011 as we look to increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service, SIP Trunking Service, and Individualized Services product lines.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $1.9 million, a decrease of less than $0.1 million or 7.0%, over the same period in 2011.  General and administrative expenses for the nine months ended September 30, 2012 were $5.7 million, a decrease of $0.1 million or 2.3%, over the same period in 2011.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended September 30, 2012 were $0.4 million, a decrease of less than $0.1 million or 14.1%, over the same period in 2011.  Research, development and engineering expenses for the both the nine months ended September 30, 2012 and September 30, 2011 were $1.4 million.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2012 and September 30, 2011 was $0.2 million.  Depreciation for the nine months ended September 30, 2012 and September 30, 2011 was $0.5 million.

Amortization of Purchased Intangibles

We recorded $1.6 million of amortization expense in both the nine months ended September 30, 2012 and 2011, related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense was $0.6 and $0.7 million for the three months ended September 30, 2012 and 2011 respectively.  Interest expense was $1.9 and $2.5 million for the nine months ended September 30, 2012 and 2011 respectively.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

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

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through September 30, 2012. As of December 31, 2011, we had net operating loss carry forwards (“NOL’s”), net of section 382 limitations, of approximately $7.3 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Net Loss

Our net loss for the three months ended September 30, 2012 was $596,271, compared with a net loss of $1,499,042 for the three months ended September 30, 2011, a reduction in quarterly net loss of $902,771 over the comparable period a year ago.  Our net loss for the nine months ended September 30, 2012 was $2,257,009, compared with a net loss of $4,765,921 for the nine months ended September 30, 2011, a reduction in year to date losses of $2,508,912 over the comparable period a year ago.

Liquidity and Capital Resources

We had an accumulated deficit of $37.6 million as of September 30, 2012, and incurred a net loss of $2.3 million for the nine months ended September 30, 2012.  At September 30, 2012, we had cash of $2.2 million, accounts receivable of $1.8 million and a working capital deficit of $5.6  million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees and accrued vacation of $0.5 million. The aforementioned items represent $1.6 million of total current liabilities as of September 30, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2012 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least October 1, 2013.

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

Cash generated by continuing operations during the nine months ended September 30, 2012 was $3.5 million. This was primarily the result of cash generated from operations of $3.5 million as the net loss from continuing operations of $2.3 million was more than offset by the following non-cash charges: amortization of note discounts of $1.2 million; amortization of intangible assets of $1.6 million; depreciation expense of $1.7 million (which includes depreciation expense of $0.7 million in cost of sales); non-cash interest of $0.1 million and stock compensation expense of $0.3 million. The remaining $0.9 million of cash was provided by the changes in working capital.

Net cash used by investing activities during the nine months ended September 30, 2012 was $0.4 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $2.8 million during the nine months ended September 30, 2012, $0.4 million of which was related to payments on our capital leases and $2.4 million was related to payment on the 2010 notes.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases as of September 30, 2012 are as follows:

	Operating Leases	Capital Leases

2012	418,814	198,656
2013	654,478	677,309
2014	215,016	616,143
2015	96,554	210,646
2016		26,766
2017		8,922
Total minimum lease payments	$1,348,862	1,738,442
Less amount representing interest		(160,638)
Present value of minimum lease payments		1,577,804
Less current portion		(615,341)
		$962,463

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

August 2011 Amendment.  We had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity in connection with the rights offering. In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (i) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale's obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  The Company's scheduled payment obligations under the 2010 Notes will average approximately $423,000 per month through September 30, 2013 and average approximately $396,000 per month for the remaining nine months until maturity.

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

Recent Accounting Pronouncements

            We have evaluated all of the recent accounting pronouncements and believe that none of them will have a material effect on the financial condition, results of operation or cashflow.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2012, our disclosure controls were effective at that "reasonable assurance" level.

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

As previously reported, on November 11, 2011, the Company was named as a defendant in a lawsuit, Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6;11-cv-586), filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  On September 3, 2012 this case was settled upon terms that do and will not have a material effect upon the Company or its operations.

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

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: October 30, 2012	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.3	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain
10.4	Letter Agreement dated February 4, 2011 between Telanetix, Inc. and Rob Cain (incorporated herein by reference to registrant’s Form 8-K filed on February 4, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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