Form 10-K
period 2012-12-31
Telanetix,Inc
filed 2013-04-01
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($1.50 per share), was approximately $1.0 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G and 13D filings with the Securities and Exchange Commission as of June 30, 2012.

As of April 1, 2013, there were 5,120,102 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Information Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2012 are incorporated by reference into Part III of this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, and are thus prospective.

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

In addition, the per share price to be paid to the stockholders of the Company if and when the proposed merger with Intermedia Holdings, Inc. closes, as described in this report, is an estimate, and will decrease if there are decreases to the aggregate amount of Merger Consideration payable in the transaction, or if there are changes in the Company’s capitalization prior to the closing. Such estimated per share price is also therefore a forward-looking statement. Forward-looking statements are inherently subject to risks and uncertainties some of which cannot be predicted or quantified based on current expectations and generally include statements that are predictive in nature and depend upon or refer to future events or conditions. Such risks and uncertainties include, without limitation, statements regarding expected benefits, value and synergies resulting from the contemplated Merger; risks related to the failure of the proposed transaction to be consummated, including risks relating to failure to obtain required regulatory approvals, and the possibility that other closing conditions for the transaction may not be satisfied or waived and the possibility that the closing won’t occur or the termination of the Merger Agreement; the diversion of management time on merger-related activities; and other uncertainties pertaining to the Company; general economic conditions, in addition to those risks and uncertainties set forth from time to time in reports filed by the Company with the SEC. Such risks and uncertainties could materially and adversely affect the business, operating results and financial condition of the Company. The Company can give no assurance that such expectations will prove to have been correct. Many of the factors that will determine the outcome of the subject matter of this report are beyond the Company’s ability to control or predict. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained herein. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which should be evaluated with the many uncertainties that face the Company’s business. The Company’s forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publicly release statements made to reflect events or circumstances after the date hereof or update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

AccessLine offers the following cloud based, hosted Voice over IP services: Digital Phone System (DPS), SIP Trunking Service and a la carte, individual phone services.  DPS replaces a customer's existing telephone lines and phone system with a Voice over IP alternative. It is sold as a complete turn-key solution where we bundle business-class phone equipment which is manufactured by third parties, along with our reliable voice network services.  This service is primarily targeted at small and medium size businesses looking for a fully integrated solution that does not require expert assistance to install or manage.  SIP Trunking Service replaces high-cost telephone lines with a low cost yet high quality IP alternative.  SIP Trunking is for larger businesses that already have their own on premise equipment (PBX) and is targeted at those businesses with large calling volumes looking for cost effective alternatives to traditional carrier offerings. SIP Trunking Service can support businesses with hundreds to thousands of employees.

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

Our Strategy

2012 was a year for Telanetix to stabilize the company.  Our principle objective is to create shareholder value through accelerating growth and constant focus on improving both operational efficiency and operating profitability.  Elements of our business strategy for 2012 and beyond are to accomplish this objective including:

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

·
Expand sales channels in DPS and SIP Trunking- Our sales and provisioning support sub-systems and our IP network have been designed to allow for automated set up, and eliminate the need for on-site support and to scale with rapid growth.  We deliver local phone service in over 90% of the US business markets and consequently have the opportunity to leverage very large distribution partners to offer solutions to their customers.  Going forward, we plan to aggressively add new significant distribution channels to create growth.

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

Intellectual Property

We have developed proprietary software and other technologies for nearly all major elements of our systems and services.  These include voice and switching applications, automated provisioning and configuration systems, network management systems, and others.  Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2012, we had been issued 2 United States patents, which expire on August 3, 2024 and June 26, 2020, respectively.

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

Research and Development

We currently employ 9 individuals in research, development, and engineering activities. Our research and development initiatives are directed at improving the efficiency and reliability of our network, development of enhancements to our existing products, and the design and development of new products and services. During 2012 and 2011, our research, development, and engineering expenses were approximately $2.0 million and $1.9 million, respectively. Future research will focus on expansion of our current product lines to support a wider variety of customer configurations, and expanding our addressable market segments. In addition, we will focus on additional operational process automation and tools, to increase process efficiency and support scalability.

Employees

We have 100 full-time employees as of April 1, 2013, and 2 part-time employees.  We also retain a limited number of independent contractors to perform software development projects.  We currently have three independent contractor working on software development projects.

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

Since 2007 our core business has been providing hosted VoIP solutions, primarily directed to the small-and-medium business marketplace.  Through our 2007 acquisition of AccessLine Holdings, Inc. we acquired and began offering a variety of voice and messaging solutions, including VoIP phone lines and systems, conference calling, online fax services, toll free numbers, follow-me numbers, unified messaging and virtual receptionist.  AccessLine's revenues principally consist of monthly, activation, and usage fees from communication solutions, which include mobility solutions, PBX enhancements, single number solutions and unified messaging, voice messaging, paging, and bundled solutions of phone equipment and service.

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

Risks Related To Our Financial Condition

There are risks and uncertainties associated with the proposed merger with Intermedia Holdings.

On January 18, 2013, Intermedia Holdings, Inc., a Delaware corporation (“Parent”), Sierra Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Telanetix, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure to obtain sufficient financing to complete the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of relevant regulators will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. Further, the price per share to be paid to stockholders in the Merger may be reduced if the amount of certain transaction and regulatory expenses are higher than expected or the amount of claims against any escrowed funds are higher than expected.  For further information on the potential price adjustments to the price per share to be paid in the Merger, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."  If the Merger is not completed, the price of the Company's Common Stock may change to the extent that the current market price of the Company's Common Stock reflects an assumption that the Merger will be consummated. Pending the closing of the Merger, the Merger Agreement also restricts the Company from engaging in certain actions without Parent’s consent, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on the Company's business and stock price as well as the Company's relationships with its affiliates, vendors or employees, as well as a negative impact on its ability to pursue alternative strategic transactions and/or its ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, the Company is required to pay a termination fee of up to $2.0 million.

 Failure to close the proposed Merger with Intermedia Holdings could have a negative impact on the Company and its financial condition, results of operations, cash flows and stock price.

The proposed Merger could cause disruptions to the Company's business or business relationships, which could have an adverse impact on the Company and its financial condition, results of operations and cash flows including the following:

•	the diversion of management time on Merger-related activities;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the outcome of any legal proceedings that may be instituted against the Company and/or others relating to the Merger Agreement;

•	the effect of the announcement of the Merger on the Company's business relationships, operating results and business generally; and

•	the amount of the costs, fees, expenses and charges related to the Merger.

In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by the Company regardless of whether or not the Merger is consummated.

The closing market price of the company’s stock on December 31, 2012 was $1.30 per share and on February 28, 2013 following the announcement of the pending Merger was $7.10 per share.  Following the announcement, several law firms specializing in shareholder lawsuits have announced they are investigating the Board of Directors of the company for breaches of fiduciary duty and other violations of state law in connection with the Merger.  Failure of or delay in closing of the Merger could adversely affect the market price of the stock.

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

We had a net loss of $6.2 million for the year ended December 31, 2012.  We had net loss of $5.3 million for the year ended December 31, 2011.  We have an accumulated deficit of $41.6 million at December 31, 2012.  In order to achieve sustainable profitability we will have to continue to develop innovative products with a strong value proposition, provide convenient and reliable service, expand our customer base and strictly manage our operating expenses.  We cannot be sure that we will be successful in meeting these challenges.  If we are unable to do so, our business will not be successful.

We believe our cash balance, together with anticipated cash flows from operations, is sufficient to fund our operations through December 31, 2013. However, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. In addition, we issued $10.5 million of senior secured notes, which we refer to as the “2010 notes,” in connection with the recapitalization in July 2010. The terms of the 2010 notes restrict our ability to borrow funds, pledge our assets as security for any borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without the consent of the holders of the 2010 notes.  In December of 2012, we refinanced the balance of our term debt in connection with our “2010 notes”. The Loan Agreement provided the Company a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Company in favor of East West Bank (the "East West Note"). In connection with the East West Note, we entered into a revolving line of credit of up to $1M based on the Company’s eligible accounts receivable.  We do not have any other commitments for financing at this time, and additional financing may not be available to us on favorable terms, if at all. If we are required and unable to obtain additional debt or equity financing in amounts sufficient to fund our operations, if necessary, we may be forced to suspend or curtail our operations.

At the time we issued the 2010 notes, the Company expected to be able to redeem up to $3.0 million in principal of the 2010 notes by pursuing the Rights Offering (see Notes 4 and 5 to the financial statements below).  As part of an amendment to the Hale Securities Purchase Agreement (defined below) entered into in August of 2011, the Company was released from its obligation to pursue the Rights Offering and Hale (defined below) was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the Company.  An effect of this amendment was that the Company retained $3.0 million of the 2010 notes, which it serviced butdid not expect to be subject to at the time the Hale Securities Purchase Agreement was effected.  While the Company and its board believe that the amendment was in the best interests of the Company and all of its shareholders, the additional debt service negatively affected the Company’s cash position.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

In our July 2010 recapitalization we issued a total of 4,170,684 shares of our common stock to affiliates of Hale.  We are required to file one or more registration statements covering the resale of the shares of common stock sold to Hale in our private placement transaction.  If and when such registration statements are declared effective, the holder of those shares will be able to sell.  Generally, the holders of the securities convertible or exercisable into our common stock will be able to sell the common stock issued upon conversion or exercise under Rule 144 adopted under the Securities Act of 1933, (as amended, the “Securities Act”).  As part of the amendment to the Hale Securities Purchase Agreement, the Company and Hale agreed to extend the period by which any such registration statement must be declared effective to December 31, 2013.  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions on our operations.

 As of December 31, 2012, we owed, in the aggregate, approximately $7.5 million in principal payments on the Loan Agreement.  The Loan Agreement, which is held by East West bank, contain covenants that impose significant restrictions on us, including restrictions on our ability to issue debt or equity securities, restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants could result in a default under the East West loan agreement, permitting the holders to accelerate the maturity of the debt and demand repayment in full which could impair our ability to operate or cause us to seek bankruptcy protection.

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

Our failure to repay the East West loan could result in substantial penalties against us, and legal action that could substantially impair our operations.

On December 14, 2012, Telanetix, Inc., a Delaware corporation ("Telanetix"), entered into a Loan and Security Agreement (the "Loan Agreement") by and among itself, its direct and indirect subsidiaries (together with Telanetix, the "Borrowers"), and East West Bank ("East West").

The Loan Agreement provided the Borrowers a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Borrowers in favor of East West (the "East West Note"). The unpaid balance of the East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.750 percentage points (the "Applicable Interest Rate"). Payments on the East West Note are as follows: (i) consecutive monthly principal payments of $125,000, beginning January 2, 2013, (ii) consecutive monthly interest payments, beginning January 2, 2013, and (iii) one principal and interest payment on December 13, 2016 of all principal and accrued interest not yet paid. Commencing the fiscal year ending December 31, 2013 and for each fiscal year thereafter, the Borrowers are obligated to make additional annual payments in respect of the East West Note equal to 25% of excess cash flow, which is defined as the Borrowers' EBITDA minus (a) cash taxes, (b) cash interest expense, (c) scheduled principal payments on the East West Note, (d) capital lease payments, (e) unfinanced capital expenditures, and (f) plus or minus changes in working capital. Upon prepayment of the East West Note, the Borrowers are required to pay a premium equal to 1% of the original amount of the East West Note amount so prepaid if such prepayment occurs during the first year of the term of the East West Note. After the first year anniversary of the East West Note, there is no prepayment penalty. The indebtedness under the East West Note is secured by a security interest and lien on substantially all of the Borrowers' assets. The Loan Agreement contains customary affirmative and negative covenants. Among the affirmative covenants is a covenant that the Borrowers will maintain the following financial ratios: (1) a quarterly Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.00 through June 30, 2013, and 1.50 to 1.00 thereafter, (2) a quarterly EBITDA (as defined in the Loan Agreement) of $625,000 for Q4 2012, $725,000 for Q1 2013, and $875,000 thereafter, and (3) a maximum Senior Debt (as defined in the Loan Agreement) divided by trailing 12 months EBITDA of 2.50 to 1.00 through December 31, 2013, and 2.00 to 1.00 thereafter.

Our failure to secure registration of the common stock and maintain such registration could result in monetary damages.

Under the terms of the registration rights agreement we entered into in connection with the Hale Securities Purchase Agreement, we agreed to file registration statements covering the resale of the shares of common stock we sold to Hale by specified deadlines, to have such registration statements declared effective by specified deadlines, and to maintain the effectiveness of such registration statements to permit the resale of all the share of common stock we agreed to register for resale.  The registration rights agreement contains penalty provisions in the event that we fail to comply with the foregoing.  For example, if we did not file the registration statement that we filed on September 30, 2010 by September 30, 2010, or if, pursuant to an amendment to the registration rights agreement, such registration statement was not declared effective by December 31, 2013, or if we fail to file other registration statements we are required to file under the terms of the registration rights agreement in a timely manner or if we fail to maintain the effectiveness of any registration statement we file under the registration rights agreement until the shares issued in our 2010 note private placement are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1), then, as partial relief for the damages to any holder or registrable securities by reason of any such delay in or reduction of its ability to sell the shares of common stock, and in addition to any other remedies available to such holder, we agreed to pay liquidated damages in an amount of 1% of the aggregate purchase price of such holder’s registrable securities included in such registration statement that are then owned by such holder.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro-rated for period totaling less than 30 days) until such failure is cured.  The registration statements covering the resale of the common stock have not been declared effective. To date, the investor and its affiliates, have waived all initial registration statement effectiveness deadlines, and we amended the registration rights agreement to extend the registration statement effectiveness deadline to December 31, 2013.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2012, we had net operating loss carry-forwards of approximately $8.1 million, some of which, if not utilized, will begin expiring in 2013.  Our ability to utilize the net operating loss carry-forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership.

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

●
In some cases, we utilize a data circuit rather than traditional wireline voice circuits to interconnect to existing customer equipment.  This requires the additional use of a modem and gateway on the customer's premises, which is an unfamiliar concept for many of our customers.

●	Our emergency calling services are different.
●
Our customers may experience higher dropped-call rates and other call quality issues because our services depend on data networks rather than traditional voice networks and these services have more single points of failure than traditional wireline voice networks.

●	Our customers cannot accept collect calls.
●	Our services are interrupted in the event of a power outage or if Internet access is interrupted.

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

We rely in part on patent, trademark, copyright, trade secret law, and nondisclosure agreements to protect our intellectual property in the United States and abroad.  As of December 31, 2012, we had two patents relating to telecommunications and security.  We cannot provide any assurance that these patents or any patents that we may secure in the future will be sufficient to provide commercial advantage for our products.  We may not be able to protect our proprietary rights in the United States or abroad, and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.  Moreover, litigation may be necessary in the future to enforce our intellectual property rights.  Such litigation could result in substantial costs and diversion of management time and resources and could adversely affect our business.

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

The market price of our common stock may be significantly affected by a variety of factors, including:

• failure of or delay in closing of the Merger • announcements of new products, product enhancements, new services or service enhancements by us or our competitors;
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

As of December 31, 2012, we had 5,120,102 shares of common stock outstanding.  Hale owns approximately 85% of our outstanding common stock.  Accordingly, Hale has control over the outcome of matters submitted to our stockholders for approval, including the election of directors.  Hale’s significant ownership also could affect the market price of our common stock by, for example, preventing a change in corporate control by impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from attempting to acquire us.  In addition, Hale has the right to appoint three members to our five member board of directors.

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

We have paid no cash dividends on our common stock to date.  In addition, we are currently restricted from paying any dividends on our common stock under the terms of the East West loan agreement.  Even absent such restriction, we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at 11201 SE 8th Street, Suite 200 in Bellevue, Washington 98004, where we lease approximately 32,568 square feet of office space.  The lease term, which began on January 1, 2008, expiring on March 1, 2013, was amended and extended through August 31, 2014 and the average monthly rental payment including utilities and operating expenses for the facility is approximately $31,889 per month. We believe the leased facility is in good condition and adequate to meet our current and anticipated requirements.

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

As previously reported on  November 1, 2011, the Company was named a defendant in a lawsuit,  Klausner Technologies, Inc. v. AccessLine Communications Corporation (Case number 6:11-cv-586) filed in the Federal District Court for the Eastern District of Texas.  The case alleges patent infringement and seeks unspecified damages and other relief.  On September 30, 2012 this case was settled upon terms that do and will not have a material effect upon the Company or its operations.

ITEM 4.  NONE

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

For the year ended December 31, 2012	High	Low
Fourth Quarter	$1.29	$0.24
Third Quarter	$1.50	$0.24
Second Quarter	$1.50	$0.60
First Quarter	$1.45	$0.90

For the year ended December 31, 2011
Fourth Quarter	$2.75	$1.00
Third Quarter	$5.14	$1.00
Second Quarter	$5.25	$1.25
First Quarter	$3.38	$2.63

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of April 1, 2013, 5,120,102 shares of our common stock were issued and outstanding, and held by approximately 105 stockholders of record.

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

Equity Compensation Plans Information.

The information required by this item will be contained in our Notice of Action by Written Consent of Stockholders on Schedule 14C (the “Information Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In 2012 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in both 2012 and 2011. We increased revenue during 2012 through, in part, increased efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit through our continued progress in optimizing our network configuration.

Agreement and Plan of Merger

On January 18, 2013, Intermedia Holdings, Inc., a Delaware corporation (“Parent”),  Sierra Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Telanetix, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

The aggregate consideration to be paid by Parent and Merger Sub in the Merger for all of the outstanding equity interests of the Company, including securities convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”), is approximately $41.5 million, minus the sum of (i) the amount (if any) by which the Transaction Expenses (as defined in the Merger Agreement) exceed $2,525,000, (ii) the amount (if any) by which the Regulatory Expenses (as defined in the Merger Agreement) exceed $200,000 (as so adjusted, the “Merger Consideration”), and certain other potential adjustments described below.  The Merger Consideration will also be increased by the proceeds of certain warrant and option exercises, if any, occurring between the date of the Merger Agreement and the closing of the Merger.

At the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than (i) shares held in the treasury of the Company and shares owned by Parent, Merger Sub, or any subsidiary of Parent or the Company (which shares will be cancelled) and (ii) shares that are, as of immediately prior to the effective time of the Merger, owned by stockholders who have perfected and not withdrawn a demand for, or lost their right to, appraisal pursuant to Section 262 of the Delaware General Corporation Law with respect to such shares, will be converted into the right to receive an amount in cash equal to the Per Share Merger Consideration.  The Merger Agreement defines “Per Share Merger Consideration” as the Merger Consideration divided by the Fully Diluted Share Number (as defined in the Merger Agreement). We originally estimated the Per Share Merger Consideration to be approximately $7.40, however, due to increases in certain Transaction Expenses and Regulatory Expenses, primarily due to regulatory issues and complexities of the transaction, we currently estimate the Per Share Merger Consideration to be in the range of $7.33 to $7.27.   Please note that this estimate of the Per Share Merger Consideration reflects currently available information and does not include additional Transaction Expenses or Regulatory Expenses that may be incurred in connection with regulatory reviews and stockholder matters.  If expenses beyond what is currently estimated are required, there are likely to be further downward adjustments to the Per share Merger Consideration, which expenses and adjustments are more fully described in the Merger Agreement.  The Merger Consideration is subject to decrease in certain circumstances described above, and also may be decreased for amounts, if any, placed in escrow to cover certain matters that arise, if any, prior to the Merger closing, up to a maximum aggregate amount of $5,000,000, or for Merger Consideration held back under certain circumstances.  The Company’s senior and subordinated debt will be paid in full in connection with the closing of the Merger, which payments will not affect the amount of Merger Consideration.

Each (i) outstanding option to purchase shares of Company Common Stock (a “Company Stock Option”) and granted under any stock option plan to which the Company or any of its subsidiaries is a party, whether or not then exercisable and (ii) outstanding warrant to purchase shares of Company Common Stock (a “Company Warrant”) shall, as of the effective time of the Merger, be cancelled, and the holder thereof shall be entitled to the right to receive, without any interest thereon, an amount in cash payable immediately following the cancellation of such Company Stock Option or Company Warrant, as the case may be, equal to (i) the number of shares of Company Common Stock subject to the Company Stock Option or Company Warrant, as the case may be, in each case, as of immediately prior to the effective time of the Merger and (ii) the difference (if any) between (x) the Per Share Merger Consideration and (y) the per share exercise price with respect to such Company Stock Option or Company Warrant, as the case may be.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, the approval of the Merger by the Federal Communications Commission and applicable state public service or public utility commissions or other similar state regulatory bodies, and the adoption and approval of the Merger Agreement by the Company’s stockholders, which was effected on January 19, 2013 by the written consent of the holders of 4,358,942 shares of Company Common Stock, or approximately 85.1% of the outstanding shares entitled to cast a vote with respect to the adoption and approval of the Merger Agreement.  Parent’s and Merger Sub’s obligations to consummate the Merger are not subject to a financing condition; provided, that Parent's and Merger Sub's obligations to close the Merger are subject to certain caps on liability set forth in the Merger Agreement.

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by either the Company or Parent if the Merger has not been consummated by the close of business on August 16, 2013 (which date may be extended to October 15, 2013 in certain limited circumstances), other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $2,000,000 termination fee to Parent under certain limited circumstances.  In addition, the Merger Agreement requires Parent to pay a $5,250,000 termination fee to the Company under certain limited circumstances.

The Merger Agreement contains customary representations and warranties made by the Company, Parent and Merger Sub.  In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.

The foregoing description of the terms of the Merger Agreement are not complete and are qualified in their entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Current Report on Form 8-K and incorporated herein by reference.  The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company or Parent. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential Disclosure Schedule provided by the Company to Parent in connection with the signing of the Merger Agreement. The confidential Disclosure Schedule contains information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the Company and Parent rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about the Company or Parent.

Loan Agreement

On December 14, 2012, Telanetix, Inc., a Delaware corporation ("Telanetix"), entered into a Loan and Security Agreement (the "Loan Agreement") by and among itself, its direct and indirect subsidiaries (together with Telanetix, the "Borrowers"), and East West Bank ("East West").

The Loan Agreement provided the Borrowers a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Borrowers in favor of East West (the "East West Note").  The unpaid balance of the East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.750 percentage points (the "Applicable Interest Rate").  Payments on the East West Note are as follows: (i) consecutive monthly principal payments of $125,000, beginning January 2, 2013, (ii) consecutive monthly interest payments, beginning January 2, 2013, and (iii) one principal and interest payment on December 13, 2016 of all principal and accrued interest not yet paid.  Commencing the fiscal year ending December 31, 2013 and for each fiscal year thereafter, the Borrowers are obligated to make additional annual payments in respect of the East West Note equal to 25% of excess cash flow, which is defined as the Borrowers' EBITDA minus (a) cash taxes, (b) cash interest expense, (c) scheduled principal payments on the East West Note, (d) capital lease payments, (e) unfinanced capital expenditures, and (f) plus or minus changes in working capital.  Upon prepayment of the East West Note, the Borrowers are required to pay a premium equal to 1% of the original amount of the East West Note amount so prepaid if such prepayment occurs during the first year of the term of the East West Note.  After the first year anniversary of the East West Note, there is no prepayment penalty.  The indebtedness under the East West Note is secured by a security interest and lien on substantially all of the Borrowers' assets.  The Loan Agreement contains customary affirmative and negative covenants.  Among the affirmative covenants is a covenant that the Borrowers will maintain the following financial ratios: (1) a quarterly Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.00 through June 30, 2013, and 1.50 to 1.00 thereafter, (2) a quarterly EBITDA (as defined in the Loan Agreement) of $625,000 for Q4 2012, $725,000 for Q1 2013, and $875,000 thereafter, and (3) a maximum Senior Debt (as defined in the Loan Agreement) divided by trailing 12 months EBITDA of 2.50 to 1.00 through December 31, 2013, and 2.00 to 1.00 thereafter. "

Refinancing of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,659.72 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, and (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

As a condition precedent to East West making the term loan discussed above, the Lenders and HCP, as collateral agent for the Lenders, were required to enter into a Subordination and Intercreditor Agreement (the "Subordination Agreement") with East West (which was acknowledged by the Borrowers) pursuant to which the Borrowers' obligations to the Lenders under the Subordinated Notes (and all liens and security interests granted by the Borrowers to secure those obligations) were subordinated to the obligations of the Borrowers to East West (and all liens and security interests granted by the Borrowers to secure the obligations of  the Borrowers to East West).  Under the Subordination Agreement, payments cannot be made or received under the Subordinated Notes, the Lenders cannot commence any action to collect on the obligations under the Subordinated Notes, and the Lenders and HCP, as collateral agent, cannot take any Enforcement Action (as defined in the Subordination Agreement) with respect to their collateral until the East West obligations are paid in full.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the senior secured notes were paid in full.

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

Post Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $464,831 of these contingent liabilities have been incurred as expenses.  Accordingly, in April 2011 we issued to Hale and additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  As anticipated in our quarterly report on Form 10-Q for the quarter ended September 30, 2012, on November 16, 2012 we issued to Hale the remaining 300,004 shares of common stock as final settlement of the contingent liabilities.

On December 14, 2012, Telanetix satisfied and discharged all of its obligations under the 2010 Notes, and the 2010 Notes were cancelled.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that the Company failed to secure the effectiveness of that registration statement by November 29, 2010, fails to file other registration statements  the Company is required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the share to be registered in such registration statement.  Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro- rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  As part of the settlement discussed above, Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline”  December 31, 2012.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the senior secured notes were paid in full.

Outlook

During 2012 our focus has been on driving our core business of next generation VoIP services including our Digital Phone Service and our SIP Trunking Service.  Our network infrastructure is scalable and capable of supporting significant additional services, without substantial capital expenditure.  As we generate additional revenues, we can distribute the fixed costs elements of our business over a greater revenue base, and increase gross profit.

During 2012, we continued the growth of our Digital Phone Service and our SIP Trunking Service which grew by 53 percent over revenues for those products during the same period in 2011.  Digital Phone Service and our SIP Trunking Service will continue to be core to growth of our revenues going forward.  Efforts are being made to expand the related distribution channels to increase penetration into these markets and increase revenues.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2012 and we maintain control of our operating expenses, we believe that our existing capital, taking into account the effect of the two transactions that recapitalized our debt, will be sufficient to finance our operations for at least the next 12 months. However, the uncertainties related to the global economic slowdown and the disruption in the financial markets has impacted our visibility of our business outlook. Weakening economic conditions may result in decreased demand for our products.  In addition, we have limited financial resources.  Significant unforeseen decreases in revenues or increases in operating costs could impact our ability to fund our operations.  We do not currently have any sources of credit available to us.  See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues, Cost of Revenues and Gross Profit

	Fiscal Year Ended December 31,		Increase
	2012	2011	Dollars	Percent

Revenues	$31,852,023	$28,706,786	$3,145,237	11.0%
Cost of revenues	12,719,644	11,835,530	884,114	7.5%
Gross profit	19,132,379	16,871,256	2,261,123	13.4%
	60.1%	58.8%

Net revenues for 2012 were $31.9 million, an increase of $3.1 million, or 11.0%, over 2011. The increase in revenues is due to our continued success in selling our SIP Trunking Service through direct and agent channels, and strong growth in our Digital Phone Service products as well as our High Volume Services. We expect revenue growth in all three offerings to continue to be strong in 2013.  The increases in our core revenue, SIP Trunking Digital Phone Service and high Volume Service revenues more than offset any declines in revenue of our legacy products.

Cost of revenues for 2012 were $12.7 million, an increase of $3.1 million, or 7.5%, over 2011.  Cost of revenues increased primarily due to the growth in our revenue.

Gross profit for 2012 was $19.1 million, an increase of $2.3 million, or 13.4%, over 2011.  Gross profit percentage was 60.1% for 2012 compared to 58.8% in 2011.  The increase in gross profit is primarily due to the growth in revenue in our Digital Phone Service and SIP Trunking Service product lines, which have higher margins than our other product offerings.  We expect gross profit to be in the high 50 to 60 percent range in 2013.

Net loss from continuing operations at December 31, 2012 was $6.2 million, or a loss of $1.28 per share, compared to net loss from continuing operations of $5.3 million, or $1.12 per share at December 31, 2011.

Selling and Marketing Expenses

Selling and marketing expenses for 2012 were $6.8 million, a decrease of $0.1 million, or 2.2% over 2011.  The decrease was primarily due to a decrease in advertising and sales commissions.  We anticipate that selling and marketing expenses for 2013 will be higher than those incurred in 2012 as we increase our marketing programs as part of our effort to increase market share and to promote our Digital Phone Service product line.

General and Administrative Expenses

General and administrative expenses for 2012 were $8.9 million, an increase of $1.2 million or 15.3%, over   2011.  The increase was attributable to bonus accrual, transaction related expenses, and stock option expense related to the refinancing.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2012 were $2.0 million as compared to $1.9 million in 2011.  The increase is primarily a result of an increase in our staffing.

Depreciation Expense

We recorded $0.6 million of depreciation expense in both 2012 and 2011.

Amortization of Purchased Intangibles

We recorded $1.8 million of amortization expense in 2012, a decrease of 19.1% as compared to $2.2 million in 2011 related to the amortization of intangible assets acquired in the AccessLine acquisition.  The decrease was related to customer related intangibles being fully amortized.

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

We determined that goodwill, intangible assets and other long-lived assets were not impaired at December 31, 2012 and December 31, 2011.

Interest Expense

Interest expense for 2012 was $5.2 million, an increase of $2.0 million, as compared to $3.2 million in 2011.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.  Interest expense increased in 2012 primarily as a result of the December 2012 refinancing in which a penalty was incurred on the 2010 Notes payoff and the writing down of the original issue discount.  The East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.75 percentage points

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2012 and 2011 was $0.0 million and an expense benefit of $0.1 million, respectively.    In October 2010, the State of California revised its laws to suspend the use of net operating loss carryovers for the 2010 and 2011 years.     As of December 31, 2012, we had net operating loss carryforwards (“NOL’s”), net of section 382 limitations, of approximately $8.1 million, some of which, if not utilized, will begin expiring in the 2016.  Our ability to utilize the NOL carryforwards is dependent upon generating taxable income.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, we recognized no interest and penalties.

Liquidity and Capital Resources

Our cash balance as of December 31, 2012 was $1.2 million.  At that time, we had accounts receivable of $1.7 million and a working capital deficit of $3.9 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees), and accrued vacation of $0.5 million. The aforementioned items represent $1.6 million of total current liabilities as of December 31, 2012. We do not anticipate being in a positive working capital position in the near future.  However, if we continue to generate revenue and gross profit consistent with our growth in 2012 and maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2014.

However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through December 31, 2013.

Cash generated by continuing operations during 2012 was $3.4 million. This was primarily the result of non-cash charges including amortization of intangible assets of $1.8 million; amortization of note discounts of $2.5 million; depreciation expense of $2.5 million (which includes depreciation expense of $1.9 million in cost of sales); non-cash interest of $1.8 million; stock compensation expense of $1.0 million, and deferred financing costs of $0.1 million.  This was offset by the loss generated from operations of $6.2 million and the remaining $0.1 million of cash as used by the changes in working capital.

Net cash used by investing activities during 2012 was $0.6 million, which consisted of purchases of property and equipment.

Net cash used by financing activities was $3.5 million during 2012, $10.4 million was related to payments on the 2010 Notes, $6.5 million was related to the East West refinancing, $1.0 million was related to debt proceeds, and $0.6 million was used for payments on our capital leases.

The East West loan is secured by a lien on all of our assets, and the terms of such notes restrict our ability to borrow funds, pledge our assets as security for any such borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without their consent.

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

In December of 2012, we refinanced the balance of our term debt in connection with our “2010 notes”. The Loan Agreement provided the Company a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Company in favor of East West Bank (the "East West Note"). In connection with the East West Note, we entered into a revolving line of credit of up to $1M based on the Company’s eligible accounts receivable.

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.  The leases expire through February 20, 2015 and include certain renewal options.  Rent expense under the operating leases totaled $1.5 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2013	$969,478	$886,194
2014	474,016	825,028
2015	96,554	400,096
2016		26,766
2015		8,922
Total minimum lease payments	$1,540,048	2,147,006
Less amount representing interest		(192,540)
Present value of minimum lease payments		1,954,466
Less current portion		(769,717)
		$1,184,749

Loan Agreement

On December 14, 2012, Telanetix, Inc., a Delaware corporation ("Telanetix"), entered into a Loan and Security Agreement (the "Loan Agreement") by and among itself, its direct and indirect subsidiaries (together with Telanetix, the "Borrowers"), and East West Bank ("East West").

The Loan Agreement provided the Borrowers a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Borrowers in favor of East West (the "East West Note").  The unpaid balance of the East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.750 percentage points (the "Applicable Interest Rate").  Payments on the East West Note are as follows: (i) consecutive monthly principal payments of $125,000, beginning January 2, 2013, (ii) consecutive monthly interest payments, beginning January 2, 2013, and (iii) one principal and interest payment on December 13, 2016 of all principal and accrued interest not yet paid.  Commencing the fiscal year ending December 31, 2013 and for each fiscal year thereafter, the Borrowers are obligated to make additional annual payments in respect of the East West Note equal to 25% of excess cash flow, which is defined as the Borrowers' EBITDA minus (a) cash taxes, (b) cash interest expense, (c) scheduled principal payments on the East West Note, (d) capital lease payments, (e) unfinanced capital expenditures, and (f) plus or minus changes in working capital.  Upon prepayment of the East West Note, the Borrowers are required to pay a premium equal to 1% of the original amount of the East West Note amount so prepaid if such prepayment occurs during the first year of the term of the East West Note.  After the first year anniversary of the East West Note, there is no prepayment penalty.  The indebtedness under the East West Note is secured by a security interest and lien on substantially all of the Borrowers' assets.  The Loan Agreement contains customary affirmative and negative covenants.  Among the affirmative covenants is a covenant that the Borrowers will maintain the following financial ratios: (1) a quarterly Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.00 through June 30, 2013, and 1.50 to 1.00 thereafter, (2) a quarterly EBITDA (as defined in the Loan Agreement) of $625,000 for Q4 2012, $725,000 for Q1 2013, and $875,000 thereafter, and (3) a maximum Senior Debt (as defined in the Loan Agreement) divided by trailing 12 months EBITDA of 2.50 to 1.00 through December 31, 2013, and 2.00 to 1.00 thereafter. "

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	3,000,000
Total payments	$7,500,000

Repayment of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,659.72 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, and (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

As a condition precedent to East West making the term loan discussed above, the Lenders and HCP, as collateral agent for the Lenders, were required to enter into a Subordination and Intercreditor Agreement (the "Subordination Agreement") with East West (which was acknowledged by the Borrowers) pursuant to which the Borrowers' obligations to the Lenders under the Subordinated Notes (and all liens and security interests granted by the Borrowers to secure those obligations) were subordinated to the obligations of the Borrowers to East West (and all liens and security interests granted by the Borrowers to secure the obligations of  the Borrowers to East West).  Under the Subordination Agreement, payments cannot be made or received under the Subordinated Notes, the Lenders cannot commence any action to collect on the obligations under the Subordinated Notes, and the Lenders and HCP, as collateral agent, cannot take any Enforcement Action (as defined in the Subordination Agreement) with respect to their collateral until the East West obligations are paid in full.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.5 million related to the development of internal use software during the years ended December 31, 2012 and 2011, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million for the years ended December 31, 2012 and 2011, respectively.

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

Stock Based Compensation:

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee performance based share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2012, nor do we have any as of April 1, 2013.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, our disclosure controls were effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART IV

ITEM 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 35 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation (1)
3.1(b)	Amendment to Certificate of Incorporation dated June 17, 2009 (1a)
3.1(c)*	Amendment to Certificate of Incorporation dated May 31, 2011
3.2	Bylaws, as amended (5)
4.1	Form of senior secured notes issued on July 2, 2010 (8)
10.1#	Telanetix, Inc. 2005 Equity Incentive Plan (1a)
10.2(a)#	Doug Johnson Employment Agreement dated April 28, 2008 (4)
10.2(b)#	Amendment No. 1 to Employment Agreement with Douglas N. Johnson dated July 1, 2009 (6)
10.3(a)#	J. Paul Quinn Employment Agreement dated April 28, 2008 (3)
10.3(b)#	Amendment No. 1 to Employment Agreement with J. Paul Quinn dated July 1, 2009 (6)
10.4#	Form of Indemnification Agreement for directors, officers and key employees of Telanetix, Inc. (4)
10.6	Securities Purchase Agreement between Telanetix, Inc. and Mike Venditte dated October 27, 2009 (7)
10.7	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the holders of debentures identified therein (8)
10.8	Securities Purchase Agreement dated June 30, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein (8)
10.9	Registration Rights agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, and the purchasers identified therein. (8)
10.10	Pledge and Security Agreement dated July 2, 2010, by and among Telanetix, Inc., a Delaware corporation, all of its subsidiaries and the holders of the senior secured notes issued on July 2, 2010 (8)
10.11	Guaranty dated July 2, 2010, issued by the subsidiaries of Telanetix, Inc., a Delaware corporation (8)
10.12#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and Douglas N. Johnson (8)
10.13#	Stock Award Agreement between Telanetix, Inc., a Delaware corporation, and J. Paul Quinn (8)
10.14#	Telanetix, Inc. 2010 Stock Incentive Plan (8)
10.15#	Form of Nonqualified Stock Option Agreement issued under the Telanetix, Inc. 2010 Stock Incentive Plan (8)
10.16	Form of Letter Agreement dated July 1, 2010, between Telanetix, Inc., a Delaware corporation, and directors designated by HCP-TELA, LLC (8)
10.17#	Letter Agreement dated February 4, 2011, between Telanetix, Inc. and Rob Cain (10)
10.18#	Telanetix, Inc. 2010 Stock Incentive Program, as amended and Form of Nonqualified Stock Option Agreement for awards granted under Telanetix, Inc. 2010 Stock Incentive Program, as amended (11)
10.19#	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (12)
10.20#	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (13)
10.21	Settlement Agreement between Telanetix, Inc. and EREF-TELA, HCP-TELA, and CBG-TELA LLA with respect to withdrawal of Rights Offering (14)
10.22#	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain (15)
11.1	Statement re Computation of Per Share Earnings (9)

14.1	Code of Business Conduct and Ethics (2)
21.1	Listing of Subsidiaries (contained in Exhibit 21.1 of the registrant’s Annual Report on Form 10-K filed on March 23, 2011)
23.1*	Consent of Grant Thornton LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Telanetix, Inc. (Registrant)

Date: April 1, 2013	/s/ Douglas N. Johnson
	By:	Douglas N. Johnson
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DOUGLAS N. JOHNSON	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013
Douglas N. Johnson
/s/ PAUL C. BOGONIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013
Paul C. Bogonis
/s/ STEVEN J. DAVIS	Director	April 1, 2013
Steven J. Davis
/s/ DAVID A. RANE	Director	April 1, 2013
David A. Rane
/s/ CHARLES HALE	Director	April 1, 2013
Charles Hale
/s/ MARTIN HALE	Director	April 1, 2013
Martin Hale

TELANETIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Telanetix, Inc.

We have audited the accompanying consolidated balance sheets of Telanetix, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Telanetix, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
April 1, 2013

TELANETIX, INC.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$1,184,143	$1,840,265
Accounts receivable, net	1,679,290	1,925,955
Inventory	29,935	113,305
Prepaid expenses and other current assets	1,061,086	675,045
Total current assets	3,954,454	4,554,570
Property and equipment, net	1,111,314	1,683,337
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	7,198,337	8,978,337
Restricted cash	1,025,000	100,000
Other assets	188,436	279,496
Total assets	$20,522,405	$22,640,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,786,610	$1,524,645
Accrued liabilities	2,613,957	2,538,829
Deferred revenue	1,145,983	1,063,548
Current portion of capital lease obligations	769,717	356,227
Current portion of long-term debt	1,500,000	3,502,213
Total current liabilities	7,816,267	8,985,462
Non-current liabilities
Deferred revenue, net of current portion	167,454	170,219
Capital lease obligations, net of current portion	1,184,749	353,860
Long-term accounts payable	14,532	39,444
Long-term debt, net of current portion	7,726,660	4,306,218
Total non-current liabilities	9,093,395	4,869,741
Total liabilities	16,909,662	13,855,203
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 5,120,102 and 4,820,098 at December 31, 2012 and December 31, 2011, respectively	512	482
Additional paid in capital	45,109,244	44,084,429
Warrants	56,953	56,953
Accumulated deficit	(41,553,966)	(35,356,463)
Total stockholders' equity	3,612,743	8,785,401
Total liabilities and stockholders' equity	$20,522,405	$22,640,604

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2012	2011

Revenues	$31,852,023	$28,706,786

Cost of revenues	12,719,644	11,835,530

Gross profit	19,132,379	16,871,256

Operating expenses
Selling and marketing	6,844,044	6,694,572
General and administrative	8,894,298	7,711,721
Research, development and engineering	1,989,278	1,884,213
Depreciation	614,643	638,410
Amortization of purchased intangibles	1,780,000	2,200,000
Total operating expenses	20,122,263	19,128,916

Operating loss	(989,884)	(2,257,660)

Other income (expense)
Interest income	87	239
Interest expense	(5,146,703)	(3,187,449)
Total other expense	(5,146,616)	(3,187,210)

Loss from continuing operations before taxes	(6,136,500)	(5,444,870)

Income tax (expense) benefit	(61,003)	110,508

Net loss	$(6,197,503)	$(5,334,362)

Net income (loss) per share – basic and diluted

Net income (loss) per share	$(1.28)	$(1.12)

Weighted average shares outstanding – basic and diluted	4,857,907	4,747,706

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total
Balance, December 31, 2010	—	—	4,594,262	34,457	43,569,588	56,953	(30,022,101)	13,638,897

Contingent Shares			225,836	23	(23)			—

Stock based compensation					480,866			480,866

Reverse stock split				(33,998)	33,998			—

Net loss							(5,334,362)	(5,334,362)

Balance, December 31, 2011	—	$—	4,820,098	$482	$44,084,429	$56,953	$(35,356,463)	$8,785,401

Contingent Shares			300,004	30	(30)			—

Stock based compensation					1 ,024,845			1,024,845

Net loss							(6,197,503)	(6,197,503)

Balance, December 31, 2012	—	$—	5,120,102	$512	$44,109,244	$56,953	$(41,553,966)	$3,612,743

The accompanying notes are an integral part of these consolidated financial statements.

TELANETIX, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(6,197,503)	$(5,334,362)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	19,444	(10,239)
Depreciation	2,543,164	1,880,398
(Gain) loss on disposal of fixed assets	(4,247)	(9,086)
Amortization of deferred financing costs	95,582	164,499
Amortization of intangible assets	1,780,000	2,200,000
Stock based compensation	1,024,845	480,866
Amortization of note discounts	2,487,915	1,947,608
Non-cash interest expense	1,839,165	569,284
Changes in assets and liabilities:
Accounts receivable	227,221	(325,694)
Inventory	83,370	69,619
Prepaid expenses and other assets	(873,045)	(159,264)
Accounts payable and accrued expenses	312,181	(58,035)
Deferred revenue	79,670	(36,052)
Net cash provided by operating activities	3,417,762	1,379,542

Cash flows from investing activities:
Purchase of property and equipment	(580,848)	(481,311)
Proceeds from disposal of fixed assets	9,220	17,138
Net cash used by investing activities	(571,628)	(464,173)

Cash flows from financing activities:
Payments on capital leases	(593,404)	(205,215)
Payments on senior secured financing	(10,408,852)	(1,200,000)
Proceeds from loan agreement financing	6,500,000	—
Debt proceeds	1,000,000	—
Net cash used/provided by financing activities	(3,502,256)	(1,405,215)

Net decrease in cash	(656,122)	(489,846)
Cash at beginning of the period	1,840,265	2,330,111
Cash at end of the period	$1,184,143	$1,840,265

Supplemental disclosures of cash flow information:
Interest paid	$728,722	$483,519
Cash paid for income taxes	61,035	77,100
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$380,099	$394,341
Non-cash subordination agreement	1,726,660	—

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

Liquidity:

We had an accumulated deficit of $41.6 million as of December 31, 2012, and incurred a net loss of $6.2 million during the year ended.  At December 31, 2012, we had cash of $1.2 million, accounts receivable of $1.7 million and a working capital deficit of $4.4 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.1 million (primarily deferred up front customer activation fees) and accrued vacation of $0.5 million. The aforementioned items represent $1.6 million of total current liabilities as of December 31, 2012. We do not anticipate being in a positive working capital position in the near future.  However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least January 1, 2014.

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

In addition, if our cash flows from operations are not sufficient to make interest payments owed on the East West loan in cash in 2013 or we are unable to make the payments due on the East West loan in 2013 through maturity in 2016, we would be in default under such loan agreement.  If this were to occur, we would need to evaluate other equity financing opportunities, the proceeds of which could be used to make interest payment and/or repay the East West loan.  If we do not pay the East West loan in accordance with its terms, the holder of such notes would be entitled to have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with East West bank and they would have the right to take possession of our assets and operate our business.

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

The Company has recorded an allowance for doubtful accounts of $0.1 million and $0.1 million at December 31, 2012 and 2011, respectively.

Inventories:

Inventories, which consist primarily of finished goods, are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis.  Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future product life-cycles, product demand and market conditions, which totaled $0.1 million  and $0.1 million in 2012 and 2011, respectively.

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

Internally Developed Software:

The Company capitalizes payroll and related costs that are directly attributable to the design, coding, and testing of the Company's software developed for internal use.  The Company capitalized $0.5 million related to the development of internal use software during the years ended December 31, 2012 and 2011, respectively.  Internally developed software costs, which are included in property and equipment, are amortized on a straight-line basis over an estimated useful life of two years.  Amortization of these costs was $0.5 million for each of the years ended December 31, 2012 and 2011.

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

Advertising:

The Company expenses direct advertising as the costs are incurred.  The costs of advertising consist primarily of E-commerce advertisements and other direct costs.  Advertising expense was $1.5 and $1.9 million for years ended December 31, 2012 and 2011, respectively.

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

The Company has the following dilutive common stock equivalents as of December 31, 2012 and 2011 which were excluded from the calculation because their effect is anti-dilutive.

	December 31,
	2012	2011

Stock Options	1,130,938	1,152,632
Warrants	36,661	36,661
Total	1,167,599	1,189,293

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

2. Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

	Estimated Useful	December 31,
	Life	2012	2011
Communications equipment	2-5 years	$5,981,623	$5,700,361
Capitalized software development costs	2 years	3,445,884	2,938,910
Software and computer equipment	3-5 years	506,146	409,447
Furniture and fixtures	5-7 years	17,463	17,463
Leasehold improvements	Life of lease	20,266	17,044
		9,971,382	9,083,225
Accumulated depreciation and amortization		(8,860,068)	(7,399,888)
		$1,111,314	$1,683,337

As of December 31, 2012, property and equipment with a cost of $5.2 million was primarily financed through capital lease obligations with $4.7 million of accumulated amortization associated with these assets. As of December 31, 2011, property and equipment with a cost of $4.9 million was primarily financed through capital lease obligations with $3.9 million of accumulated amortization associated with these assets.

As of December 31, 2012, capitalized software development costs had a net book value of $0.5 million which will be amortized to depreciation expense in future periods as follows: $0.3 million in 2013 and $0.2 million in 2014.

3. Goodwill and Purchased Intangibles

Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and results from the Company’s acquisition of AccessLine in 2007. The Company has recorded goodwill of $7.0 million at both December 31, 2012 and 2011. Goodwill is not amortized.

The Company tests goodwill for impairment using a two-step process on at least an annual basis. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairments related to goodwill existed as of December 31, 2012 and 2011.

Other intangible assets with finite useful lives consist primarily of developed technology and customer relationships. Developed technology and customer relationships are amortized on the straight-line basis over the expected period of benefit which range from five to ten years.

Long-lived assets, including developed technology and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment losses related to long-lived intangible assets recorded at both December 31, 2012 and 2011.

The following table presents details of the Company’s total purchased intangible assets as of the dates presented:

	December 31,
	2012	2011
Developed technology	$7,600,000	$7,600,000
Trademarks and tradenames	3,620,000	3,620,000
Customer-related intangibles	7,200,000	7,200,000

Less: accumulated amortization	(11,221,663)	(9,441,663)
	$7,198,337	$8,978,337

The Company recorded amortization expense related to purchased intangibles of $1.8 million for the period ended December 31, 2012 and $2.2 million for the period ended 2011, which is included in amortization of purchased intangible assets in the Consolidated Statement of Operations.

The Company determined that purchased trademarks and trade names have an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.  Consequently, the trademarks and trade names are not amortized, but are reviewed for impairment annually or sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows:

Year ending December 31,	Amount
2013	$760,000
2014	760,000
2015	760,000
2016	760,000
2017	538,337
Total	$3,578,337

4. Other Assets

Other assets consist of the following:

	December 31,
	2012	2011
Restricted cash	$1,025,000	$100,000
Deposits	188,436	183,913
Deferred financing costs, net	-	95,583
	$1,213,436	$379,496

Restricted cash consists of certificates of deposit held as collateral in favor of certain creditors.  Deposits represent cash paid as collateral in favor of certain creditors and lessors. Deferred financing costs consist of capitalized fees and expenses associated with the Company’s debt financings, and are amortized over the terms of the notes using the effective interest method.  The Company recorded amortization expense related to deferred financing costs of $0.1 million in the fiscal years ended December 31, 2012 and 2011, respectively.  Additionally, the Company wrote down $0.1 million related to the rights offering cancellation and filing of the registration statement in the year ended December 31, 2011.

5.Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
Accrued payroll, benefits and taxes	$1,021,910	$1,051,498
Telecom taxes payable	658,422	827,054
Deferred Rent	15,402	107,819
Severance	-	100,210
Other	918,223	452,248
	$2,613,957	$2,538,829

6. Deferred Revenue

Deferred Revenue consists of the following:

	December 31,
	2012	2011
Monthly recurring fees	$925,136	$797,574
Unearned activation fees	388,301	436,193

Total deferred revenue	1,313,437	1,233,767
Less non-current portion	(167,454)	(170,219)
Deferred revenue, current portion	$1,145,983	$1,063,548

The deferred monthly recurring fees will be recognized in the month following billing, the unearned activation fees will be recognized over the next three years, and all other deferred revenue is expected to be recognized over the next year.

7. Recapitalization

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the senior secured notes were paid in full.

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

In December of 2012, the 2010 notes were fully paid and discharged.

Post Closing Adjustment Shares.  If at any time prior to July 2, 2012, we are required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831, then we will issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities will equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $464,831 of these contingent liabilities have been incurred as expenses.  Accordingly, in April 2011 we issued to Hale and additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  As anticipated in our quarterly report on Form 10-Q for the quarter ended September 30, 2012, on November 16, 2012 we issued to Hale the remaining 300,004 shares of common stock as final settlement of the contingent liabilities.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contained penalty provisions in the event that the Company failed to secure the effectiveness of the registration statement by November 29, 2010, failed to file other registration statements the Company was required to file under the terms of the registration rights agreement in a timely manner or if the Company fails to maintain the effectiveness of any registration statement it is required to file under the terms of the registration rights agreement until the shares issued to Hale are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement. Such payments are due on the date we fail to comply with our obligation and every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale and the Company have agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “Initial Effectiveness Deadline” means December 31, 2013.

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

8. The 2010 Notes

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

August 2011 Amendment.  As discussed in more detail below under the heading entitled “Rights Offering”, the Company had the right to redeem up to $3.0 million of the 2010 notes prior to maturity.  In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the senior secured notes were paid in full.

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

In December of 2012, the 2010 notes were fully paid and discharged.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its “backstop” obligation to convert up to $3.0 million of the 2010 notes into common stock.  As a result of the amendment, the original principal amount of the 2010 notes outstanding remained at approximately $10.5 million, plus accrued interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company’s scheduled payment obligation under the 2010 notes, including accrued interest, will average approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the senior secured notes were paid in full.

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated using the assistance of an independent valuation using relative fair values.

The 2010 Notes were paid off in full on December 14, 2012 with the proceeds from the Loan Agreement.

9. Loan Agreement

On December 14, 2012, Telanetix, Inc., a Delaware corporation ("Telanetix"), entered into a Loan and Security Agreement (the "Loan Agreement") by and among itself, its direct and indirect subsidiaries (together with Telanetix, the "Borrowers"), and East West Bank ("East West").

The Loan Agreement provided the Borrowers a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Borrowers in favor of East West (the "East West Note").  The unpaid balance of the East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.750 percentage points (the "Applicable Interest Rate").  Payments on the East West Note are as follows: (i) consecutive monthly principal payments of $125,000, beginning January 2, 2013, (ii) consecutive monthly interest payments, beginning January 2, 2013, and (iii) one principal and interest payment on December 13, 2016 of all principal and accrued interest not yet paid.  Commencing the fiscal year ending December 31, 2013 and for each fiscal year thereafter, the Borrowers are obligated to make additional annual payments in respect of the East West Note equal to 25% of excess cash flow, which is defined as the Borrowers' EBITDA minus (a) cash taxes, (b) cash interest expense, (c) scheduled principal payments on the East West Note, (d) capital lease payments, (e) unfinanced capital expenditures, and (f) plus or minus changes in working capital.  Upon prepayment of the East West Note, the Borrowers are required to pay a premium equal to 1% of the original amount of the East West Note amount so prepaid if such prepayment occurs during the first year of the term of the East West Note.  After the first year anniversary of the East West Note, there is no prepayment penalty.  The indebtedness under the East West Note is secured by a security interest and lien on substantially all of the Borrowers' assets.  The Loan Agreement contains customary affirmative and negative covenants.  Among the affirmative covenants is a covenant that the Borrowers will maintain the following financial ratios: (1) a quarterly Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.00 through June 30, 2013, and 1.50 to 1.00 thereafter, (2) a quarterly EBITDA (as defined in the Loan Agreement) of $625,000 for Q4 2012, $725,000 for Q1 2013, and $875,000 thereafter, and (3) a maximum Senior Debt (as defined in the Loan Agreement) divided by trailing 12 months EBITDA of 2.50 to 1.00 through December 31, 2013, and 2.00 to 1.00 thereafter. "

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	3,000,000
Total payments	$7,500,000

10. Refinancing of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,659.72 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, and (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

As a condition precedent to East West making the term loan discussed above, the Lenders and HCP, as collateral agent for the Lenders, were required to enter into a Subordination and Intercreditor Agreement (the "Subordination Agreement") with East West (which was acknowledged by the Borrowers) pursuant to which the Borrowers' obligations to the Lenders under the Subordinated Notes (and all liens and security interests granted by the Borrowers to secure those obligations) were subordinated to the obligations of the Borrowers to East West (and all liens and security interests granted by the Borrowers to secure the obligations of  the Borrowers to East West).  Under the Subordination Agreement, payments cannot be made or received under the Subordinated Notes, the Lenders cannot commence any action to collect on the obligations under the Subordinated Notes, and the Lenders and HCP, as collateral agent, cannot take any Enforcement Action (as defined in the Subordination Agreement) with respect to their collateral until the East West obligations are paid in full.

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

12.Warrants and Warrant Liabilities

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

On July 2, 2010, in connection with the Recapitalization, the Company eliminated all of the warrants it issued in connection with debentures and none of those warrants were outstanding as of December 31, 2012 and 2011, respectively.

At December 31, 2012 and December 31, 2011, 36,661 shares, were subject to outstanding warrants at a weighted average exercise price of $22.84 and $22.50, respectively.  The following table summarizes information about warrants outstanding at December 31, 2012.

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.889	31,152	2.50
$93.75	1,400	0.41
$129.75	2,667	0.23
$144.00	1,042	0.24
$300.00	400	0.13
	36,661

13. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and are invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  At both December 31, 2012, two customers accounted for greater than 10% of gross accounts receivable.  One customer accounted for 18% while the other customer accounted for 15%.  At December 31, 2011, one customer accounted for 15% of gross accounts receivable.

At December 31, 2012, one customer accounted for 11% of the Company’s revenue.  No one customer accounted for more than 10% of the Company’s revenue in 2011.  Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

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

Future minimum rental payments required under non-cancelable operating and capital leases are as follows for the years ending December 31:

	Operating Leases	Capital Leases
2013	$969,478	$886,194
2014	474,016	825,028
2015	96,554	400,096
2016		26,766
2015		8,922
Total minimum lease payments	$1,540,048	2,147,006
Less amount representing interest		(192,540)
Present value of minimum lease payments		1,954,466
Less current portion		(769,717)
		$1,184,749

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

15. Preferred Stock, Common Stock and Dividends

As of December 31, 2012, the Company had 5,120,102 shares of common stock issued and outstanding and had no shares of preferred stock issued or outstanding.  The Company has never declared or paid any cash dividends on its common stock.

16. Stock Based Compensation

Stock Option Plans

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by the shareholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up to 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At December 31, 2012 there were 91,232 options outstanding under the 2005 plan.  The Board of Directors has indicated that is does not intend to make any further option grants under the 2005 plan.

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

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  During the fourth quarter of 2012, the Company issued an aggregate of 300,004 shares of common stock to Hale in settlement of the contingent liabilities.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.  During the fourth quarter of 2012 and based on the Contingent Share Issuance, the number of shares increased by 75,001 shares.  At December 31, 2012 there were 1,039,706 options outstanding under the 2010 plan.

A summary of option activity under the 2005 Plan and 2010 Plan as of December 31, 2012 and 2011, and changes during the years then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	954,979	$6.00
Granted	522,998	4.34
Exercised	—	—
Forfeited or expired	(325,345)	4.46
Outstanding at December 31, 2011	1,152,632	$5.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(21,694)	4.36
Outstanding at December 31, 2012	1,130,938	$5.51

The intrinsic value of options exercised was zero for both the years ended December 31, 2012 and 2011.

The options outstanding and currently exercisable by exercise price at December 31, 2012 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00 to 4.50	522,226	8.25	$3.00	522,159	8.25	$3.01
$4.50 to 7.50	593,763	7.91	$5.70	73,863	5.51	$5.18
$7.50 to 11.25	9,535	3.11	$7.97	9,535	3.11	$7.97
$191.22 to 262.43	5,414	4.58	$221.91	5,414	4.58	$221.91
	1,130,938	8.01	$5.51	610,971	7.81	$5.28

As of December 31, 2012 and 2011, 610,971 and 209,042 outstanding options, respectively, were exercisable at an aggregate average exercise price of $5.28 and $9.80, respectively.  The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2012 and 2011 was $0.0 million and $0.2 million, respectively.

As of December 31, 2012, total compensation cost related to non-vested stock options not yet recognized, was $1.4 million, which is related to stock options in Tranches 2, 3, and 4 with contingent vesting which will be recognized when it is probable the options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the years ended December 31, 2012 and 2011, and its allocation within the Consolidated Statements of Operations:

	December 31,
	2012	2011
Selling and marketing	$154,676	$116,527
General and administrative	601,088	197,599
Research and development	269,085	166,740
Total stock-based compensation expense related to employee equity awards	$1,024,849	$480,866

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2012 was $0.00 per share with no grants being issued and $2.30 per share during the years ended December 31, 2011.  The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period:

	December 31,
	2012	2011
Expected volatility	—	160.0%
Risk-free interest rate	—	1.13%	to	3.58%
Expected dividends	—	—
Expected life (yrs)	—	6.0	to	10.00

In 2012 and 2011 the expected volatility is based on the Company’s historical volatility.

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

17. Income Taxes

The Company recorded a $61,000 expense for state income taxes for the year ended December 31, 2012 and a $111,000 benefit for state income taxes in the fiscal year ended December 31, 2011.

The following reconciles the provision for income taxes reported in the financial statements to expected taxes that would be obtained by applying the statutory federal tax rate of 34% to loss before income taxes:

	2012	2011
Expected tax benefit at statutory rate	$(2,086,410)	$(1,851,000)
Effects of permanent differences	13,290	46,000
State tax	(118,953)	(183,000)
Change in valuation allowance	709,551	(7,640,000)
Interest expense	1,285,065	—
Adjustment to deferred tax asset	—	9,517,000
Other	258,460	—
Tax Provision	$61,003	$(111,000)

A valuation allowance has been provided to reduce the net deferred tax asset to the amount that is more likely than not to be realized.  The deferred tax assets and liabilities consist of the following components:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$3,059,000	3,187,000
Property and equipment	883,000	857,000
Stock-based compensation	981,000	618,000
Accruals and reserves	262,000	320,000
Deferred revenue	470,000	441,000
Other	189,000	348,000
	5,844,000	5,771,000
Deferred tax liabilities:
Purchased intangibles, net	(2,573,000)	(3,210,000)
Other	—	—
	(2,573,000)	(3,210,000)

Net deferred tax asset	3,271,000	2,561,000
Less valuation allowance	(3,271,000)	(2,561,000)
	$—	$—

The valuation allowance increased by $0.7 million in 2012 and decreased by $7.6 million in 2011.  The decrease in the valuation allowance of $7.6 million in 2011 is primarily due to the effect of Internal Revenue Code Section 382 limitations.

The Company has federal net operating loss carryforwards, net of section Internal Revenue Code Section 382 limitations, totaling approximately $8.1 million that may be offset against future federal income taxes.  If not used, the carryforwards will begin expiring in fiscal 2016.  The use of federal and state net operating loss carryforwards may be limited by future ownership changes under Internal Revenue Code Section 382.

The Company reviews whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefits that are more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.  The reserve for such uncertain tax positions was $0 as of December 31, 2012 and December 31, 2011.

We have historically classified interest and penalties on income tax liabilities as additional income tax expense.  As of December 31, 2012, our Consolidated Balance Sheet included no accrued interest or penalties.

The Company and its subsidiaries file income tax returns in the United States and various state and local jurisdictions.  As of December 31, 2012, we were not under examination by any major tax jurisdiction. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2009 and it is no longer subject to state tax examinations for years prior to 2008. However, due to our net operating loss carryforwards, the statute generally remains open to examination to the extent that such net operating loss carryforwards are utilized on a return still open to examination.

18. Related Party Transactions

As disclosed Note 10 we have a securities agreement with Hale, our controlling shareholder.

19. Subsequent Events

On January 18, 2013, Intermedia Holdings, Inc., a Delaware corporation (“Parent”), Sierra Merger Sub Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Telanetix, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

The aggregate consideration to be paid by Parent and Merger Sub in the Merger for all of the outstanding equity interests of the Company, including securities convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”), is approximately $41.5 million, minus the sum of (i) the amount (if any) by which the Transaction Expenses (as defined in the Merger Agreement) exceed $2,525,000, (ii) the amount (if any) by which the Regulatory Expenses (as defined in the Merger Agreement) exceed $200,000 (as so adjusted, the “Merger Consideration”), and certain other potential adjustments described below.  The Merger Consideration will also be increased by the proceeds of certain warrant and option exercises, if any, occurring between the date of the Merger Agreement and the closing of the Merger.

At the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than (i) shares held in the treasury of the Company and shares owned by Parent, Merger Sub, or any subsidiary of Parent or the Company (which shares will be cancelled) and (ii) shares that are, as of immediately prior to the effective time of the Merger, owned by stockholders who have perfected and not withdrawn a demand for, or lost their right to, appraisal pursuant to Section 262 of the Delaware General Corporation Law with respect to such shares, will be converted into the right to receive an amount in cash equal to the Per Share Merger Consideration. The Merger Agreement defines “Per Share Merger Consideration” as the Merger Consideration divided by the Fully Diluted Share Number (as defined in the Merger Agreement). We originally estimated the Per Share Merger Consideration to be approximately $7.40, however, due to increases in certain Transaction Expenses and Regulatory Expenses, primarily due to regulatory issues and complexities of the transaction, we currently estimate the Per Share Merger Consideration to be in the range of $7.33 to $7.27.   Please note that this estimate of the Per Share Merger Consideration reflects currently available information and does not include additional Transaction Expenses or Regulatory Expenses that may be incurred in connection with regulatory reviews and stockholder matters.  If expenses beyond what is currently estimated are required, there are likely to  be further downward adjustments to the Per share Merger Consideration, which expenses and adjustments are more fully described in the Merger Agreement. The Merger Consideration is subject to decrease in certain circumstances described above, and also may be decreased for amounts, if any, placed in escrow to cover certain matters that arise, if any, prior to the Merger closing, up to a maximum aggregate amount of $5,000,000, or for Merger Consideration held back under certain circumstances. The Company’s senior and subordinated debt will be paid in full in connection with the closing of the Merger, which payments will not affect the amount of Merger Consideration.

Each (i) outstanding option to purchase shares of Company Common Stock (a “Company Stock Option”) and granted under any stock option plan to which the Company or any of its subsidiaries is a party, whether or not then exercisable and (ii) outstanding warrant to purchase shares of Company Common Stock (a “Company Warrant”) shall, as of the effective time of the Merger, be cancelled, and the holder thereof shall be entitled to the right to receive, without any interest thereon, an amount in cash payable immediately following the cancellation of such Company Stock Option or Company Warrant, as the case may be, equal to (i) the number of shares of Company Common Stock subject to the Company Stock Option or Company Warrant, as the case may be, in each case, as of immediately prior to the effective time of the Merger and (ii) the difference (if any) between (x) the Per Share Merger Consideration and (y) the per share exercise price with respect to such Company Stock Option or Company Warrant, as the case may be.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, the approval of the Merger by the Federal Communications Commission and applicable state public service or public utility commissions or other similar state regulatory bodies, and the adoption and approval of the Merger Agreement by the Company’s stockholders, which was effected on January 19, 2013 by the written consent of the holders of 4,358,942 shares of Company Common Stock, or approximately 85.1% of the outstanding shares entitled to cast a vote with respect to the adoption and approval of the Merger Agreement. Parent’s and Merger Sub’s obligations to consummate the Merger are not subject to a financing condition; provided, that Parent's and Merger Sub's obligations to close the Merger are subject to certain caps on liability set forth in the Merger Agreement.

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by either the Company or Parent if the Merger has not been consummated by the close of business on August 16, 2013 (which date may be extended to October 15, 2013 in certain limited circumstances), other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $2,000,000 termination fee to Parent under certain limited circumstances. In addition, the Merger Agreement requires Parent to pay a $5,250,000 termination fee to the Company under certain limited circumstances.

The Merger Agreement contains customary representations and warranties made by the Company, Parent and Merger Sub. In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.