Form 10-K/A
period 2012-12-31
Telanetix,Inc
filed 2013-04-30
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of April 26, 2013, there were 5,138,561 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

EXPLANATORY NOTE

Telanetix, Inc. (referred to as Telanetix, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on April 1, 2013 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The names of the director nominees, their ages as of April 26, 2013 and other information about them are set forth below.

Name	Position	Age
Steven J. Davis	Director	46
Martin Hale, Jr.	Chairman	41
Charles Hale	Director	41
David A. Rane	Director	58
Douglas N. Johnson	Director and Chief Executive Officer	53

Mr. Davis was appointed to our board of directors on June 11, 2007. He has practiced business and corporate law since 2005 in his law firm, Steven James Davis, A Professional Corporation. From 2002 to 2005, Mr. Davis served as general counsel and corporate secretary of Molecular Imaging Corporation, a publicly traded healthcare company. From 2000 to 2002, he served as legal counsel for Leap Wireless International, Inc. Before joining Leap Wireless, Mr. Davis was an attorney in the business and corporate group in the San Diego office of the law firm of Luce, Forward, Hamilton & Scripps LLP. Mr. Davis also serves on the board of directors of Theragene, Inc., a privately-held biotech company.

Mr. Martin Hale, Jr. was appointed to our board of directors on July 2, 2010 and serves as chairman of our board of directors. He has served as the founder and CEO of Hale Capital Partners since 2007, an investment firm with private equity experience focused on investing in small and micro-cap public companies. Before joining Hale Capital Investors, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures (d/b/a FirstMark Capital), which he joined in 1997. He served as a member of its Investment and Operating Committees from 2002 to 2007. Prior to joining Pequot Ventures, Mr. Hale was an associate with Geocapital Partners, an early stage venture capital firm. Prior to joining Geocapital Partners, Mr. Hale was an analyst in information technology M&A at Broadview International. Mr. Hale graduated from Yale University with a B.A. cum laude with distinction.

Mr. Charles Hale was appointed to our board of directors on July 14, 2010. Since 2009, he has been President of DMEP Corporation d/b/a Hale Global, an investment firm oriented to assisting management teams with the transformation of undervalued organizations into industry leaders. From January 2007 to December 2008, Mr. Hale served as a Managing Director for York Capital Management focused on active/control private equity investments. From 2002 through 2006, Mr. Hale was President of Hale Global's predecessor, DivestCap Management Corporation. Mr. Hale was President of Summit Design, Inc. for its DivestCap-led buyout and turnaround until its acquisition in 2006 by Mentor Graphics. Mr. Hale was President of LocationLogic LLC for its 2009 Hale Global and Hale Capital Partners buyout, turnaround, and sale to Telecommunication Systems, Inc. Mr. Hale currently serves as Managing Member of QL2 Software LLC, and is on the advisory board for the Bearingpoint, Inc. Liquidating Trust. Mr. Hale received his B.A. from Yale and M.B.A from Harvard Business School.

Mr. Rane was appointed to our board of directors on June 11, 2007. Mr. Rane served as the chief financial officer of NextImage Medical, Inc., a medical services company, from February 2008 to January 2011. From November 2004 to February 2008, he served as a senior vice president and chief financial officer of World Waste Technologies, Inc. (OTCBB:WDWT). Previously, from May 2004 to November 2004, he served as vice chancellor for financial management for the National University System. Before that, he served as executive vice president of two development stage companies: SureBeam Corporation from 2001 to 2004 and StoreRunner Network, Inc. from 2000 to 2001. StoreRunner Network filed bankruptcy in 2001 and SureBeam Corporation filed bankruptcy in 2004. Mr. Rane served as executive vice president and chief financial officer for Callaway Golf Company from 1994 to 2000. Prior to that time, Mr. Rane was an executive with PricewaterhouseCoopers for 14 years in their San Diego, Brussels, and national offices. Mr. Rane is a certified public accountant (inactive) and holds a B.A. in accounting from Brigham Young University.

Mr. Johnson was appointed to our board of directors on September 14, 2007 in connection with our acquisition of AccessLine Holdings, Inc. He currently serves as our chief executive officer. Mr. Johnson joined the executive management team of AccessLine Communications in 2000 as the chief operating officer and was its chief executive officer from 2003 until we acquired it in 2007. Before joining AccessLine, he managed the Wireless IP and Wireless Office Services in North America for AT&T Wireless's Advanced Services Organization. Before that position he served as AT&T Wireless's North American Vice President for Global Markets. Mr. Johnson is an honor graduate from Washington State University.

In addition to the information above regarding each nominee’s business experience and service on the boards of directors of other companies, our board of directors considered the following experience, qualifications or skills of each of the nominees in concluding that each director nominee is qualified to serve as a director. The information below is not intended to be an exhaustive list of the qualifications that the board of directors considered with respect to the nominees.

Mr. Davis has practiced business and corporate law since 1992 advising companies, management and boards of directors in business similar to ours in all areas of operations, including corporate governance and public reporting matters. He has worked with us since 2005 and has experience specific to our history and generally in our industry.

Mr. M. Hale was appointed to our board pursuant to the terms of the Hale Securities Purchase Agreement (as defined below at ‘Related Party Transactions’). He is an affiliate of the Majority Holders and is deemed to be one of the beneficial owners of the shares held by the Majority Holders.

Mr. C. Hale is serving on our board of directors, pursuant to the Hale Securities Purchase Agreement, as a designee of HCP-TELA, LLC, an affiliate of Hale Capital Partners, LP. Mr. C. Hale is the investment advisor of a trust that is a member of CBG-TELA, LLC, one of our stockholders.

Mr. Rane brings his experience as an executive officer and chief financial officer of three public companies to our board. He also has in-depth knowledge of accounting and financial issues related to public companies due to his previous experience as an auditor of public companies. He is serving on our board of directors, pursuant to the Hale Securities Purchase Agreement, as a designee of HCP-TELA, LLC, an affiliate of Hale Capital Partners, LP.

Identification of Executive Officers.

The following table sets forth information as to persons who currently serve as our executive officers.

Name	Age	Position
Douglas N. Johnson	53	Chief Executive Officer
Paul C. Bogonis	55	Chief Financial Officer
Rob Cain	48	Former Chief Operating Officer

For information about Mr. Johnson, see “Election of Directors,” above.

Paul C. Bogonis was appointed as our chief financial officer effective as of July 11, 2011. From July 2007 to April 2011, Mr. Bogonis was chief financial officer of Top Layer Security, a global provider of high performance network intrusion prevention solutions which was acquired by Corero, plc. From October 2006 to June 2007, Mr. Bogonis was vice-president of finance & administration of Elcom International, a B2B eCommerce software solutions provider. Before Elcom, Mr. Bogonis was with Summit Design, Inc. as its vice-president of finance from 2002 through its acquisition by Mentor Graphics in 2006. Prior to joining Summit, Mr. Bogonis held positions as a senior financial executive in a variety of high technology companies.

Rob Cain was appointed as our chief operating officer effective as of January 31, 2011. From 2006 to 2010 Mr. Cain served as the Senior Vice President of Operations for Avure Technologies, a provider of high pressure technology to industrial and consumer products industries. From 2004 to 2005, Mr. Cain managed operations for ECCO Corporation; the world’s largest supplier of emergency warning products for commercial vehicles. From 1995 to 2004 Mr. Cain held various positions with SCP Global Technologies, a manufacturer of batch immersion tools, including VP of Engineering and later President of the European Division. Mr. Cain resigned his position as chief operating officer on February 26, 2013.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

Based solely on our review of the reports, except as described below, we believe that all required Section 16(a) reports were timely filed during our last fiscal year. None of our directors, executive officers or greater than 10% beneficial owners filed any Form 5s.

Code of Business Conduct and Ethics.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
•	accountability for adherence to the Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our board of directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Telanetix, Inc., 11201 SE 8th St. Suite #200, Bellevue, Washington 98004.

Audit Committee.

Our audit committee held four meetings during fiscal year 2012. Our board of directors has determined that Mr. Rane qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. The functions of this committee include, among other things, to:

•	Oversee the accounting and financial reporting processes of our company and the audits of our financial statements;

•	Serve as an independent and objective party to monitor our policies for internal control systems;

•	Retain our company's independent auditors, review and appraise their independence, qualifications and performance and approve the terms of engagement for audit service and non-audit services; and

•	Provide an open avenue of communication among the independent auditors, financial and senior management, and our board of directors.
Both our independent auditors and internal financial personnel have unrestricted access to our audit committee. Management is responsible for the preparation, presentation, and integrity of the Company's financial statements and for the appropriateness of the accounting principles and reporting policies that are used by the Company. The independent auditors are responsible for auditing the Company's financial statements and for reviewing the Company's unaudited interim financial statements. Our audit committee is responsible for overseeing this process but does not have the duty or obligation to plan or conduct any audit, to determine or certify that the Company's financial statements are complete, accurate, fairly presented, or in accordance with generally accepted accounting principles or applicable law, or to guarantee the independent auditor’s report.

The responsibilities of the Audit Committee are more fully described in the Audit Committee Charter. The Audit Committee reviews the charter at least annually and modifies it as needed. The Audit Committee Charter can be found on our website at www.telanetix.com under Investors — Corporate Governance.

Nominating & Governance Committee.

Our nominating & governance committee held one meeting during fiscal year 2012. The functions of this committee include, among other things, to:

•	Assist our board of directors in fulfilling its oversight responsibilities relating to our corporate governance matters;
•	Developing corporate governance guidelines;

•	Periodically evaluate our board of directors, its committees and individual directors;
•	Identify and select director nominees; and

•	Oversee our company's policies and practices relating to ethical and compliance issues.

The responsibilities of the Nominating & Governance Committee are more fully described in the Nominating & Governance Committee Charter. The Nominating & Governance Committee reviews the charter at least annually and modifies it as needed. The Nominating & Governance Committee Charter can be found on our website at www.telanetix.com under Investors — Corporate Governance.

Communications with our Board of Directors

Our stockholders may send correspondence to our board of directors c/o Corporate Secretary at Telanetix, Inc., 11201 SE 8th St. Suite #200, Bellevue, Washington 98004. Our corporate secretary will forward stockholder communications to our board of directors prior to its next regularly scheduled meeting following the receipt of the communication.

ITEM 11.   EXECUTIVE COMPENSATION

The compensation committee of our board of directors has the authority to establish compensation for our executive officers. Management makes recommendations with respect to executive compensation annually. The compensation committee then reviews those recommendations in light of (i) past compensation, (ii) our operating objectives and financial position; and (iii) compensation paid to similarly situated executives at competing companies. Final approval of changes in executive compensation are made at the discretion of the compensation committee. We have engaged compensation consultants to assist in determining the amount or form of executive compensation.

The following table provides information regarding the compensation awarded to, earned by, or paid to Mr. Johnson, our chief executive officer, Mr. Quinn, our former chief financial officer, Mr. Bogonis, our chief financial officer, and Mr. Cain, our former chief operating officer, during the years ended December 31, 2010, December 31, 2011 and December 31, 2012. We refer to these executive officers as our “named executive officers” elsewhere in this 10K/A.

2012 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(5)	Total($)
Douglas N. Johnson	2012	$225,000	$150,871	$--	$--	$--	$375,871
CEO	2011	225,000	37,220	--	--	--	262,220
	2010	225,000	20,000	700,613	--	--	945,606
J. Paul Quinn (2)	2012	--	--	--	--	94,231	--
Former CFO	2011	94,231	3,010	--	--	88,444	185,685
	2010	175,000	10,000	224,200	--	--	409,194
Paul C. Bogonis (3)	2012	200,000	101,643	--	--	--	301,643
CFO	2011	92,308	46,200	180,989	--	--	319,497
	2010	--	--	--	--	--	--
Rob Cain (4)	2012	200,000	101,653	--	--	--	301,653
Former COO	2011	150,577	87,450	483,192	--	--	721,219
	2010	--	--	--	--	--	--

(1)
This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts reflect our accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer.

(2)	Mr. Quinn’s last day of employment with the Company was July 8, 2011.
(3)	Mr. Bogonis was appointed chief financial officer on July 11, 2011.
(4)	Mr. Cain was appointed our chief operating officer on January 31, 2011 and resigned on February 26, 2013.
(5)	Consists of amounts paid to Mr. Quinn for severance and paid time off.

Employment Agreements With Our Named Executive Officers

We entered into an employment agreement on April 28, 2008 with Mr. Johnson, our chief executive officer. On July 1, 2009, we entered into amendment agreement to that employment agreement. The table below summarizes the material terms of the employment agreement, as amended.

Base Salary	The annual base salary for Mr. Johnson is $225,000.
Annual Incentive Compensation
Mr. Johnson is entitled to an annual incentive compensation payment up to 50% of his base salary for the preceding fiscal year. See “Senior Management Incentive Plan—Base Incentive Plan,” below, for more information.

Severance
If we terminate their employment without cause, upon execution of a general release in favor of our company and compliance with post-termination obligations, each executive is entitled to receive a payment in an amount equal to 12 months of his then current base salary, payable in installments in accordance with our standard pay period practices. If the termination of employment occurs within 12 months following a sale of our company or a merger involving an change in control, such executive is entitled to receive a payment in an amount equal to 12 months of his then current base salary plus 100% of his potential bonus, payable in installments in accordance with our standard pay period practices, and, if he adheres to the non-compete provision in his employment agreement, an additional lump sum payment of the same amount payable on the one year anniversary of termination. Certain actions, such as a reduction in responsibilities or base salary or a material reduction in benefits, other than reductions that are generally applicable to all of our executives, are deemed to be a termination of employment without cause.

Options
In connection with the entering into the employment agreement, we granted Mr. Johnson an option to purchase 400,000 shares of our common stock. The option was granted under our 2005 Equity Incentive Plan. Subject to their continued employment and subject to full acceleration in connection with a change in control, the options vested as to 25% on April 28, 2009, and the balance vests ratably over the 36 month period thereafter. In addition, if we terminate their employment without cause, the option will continue to vest in accordance with its terms.

We entered into an employment agreement on July 11, 2011 with Mr. Bogonis, our chief financial officer.

Base Salary	The annual base salary for Mr. Bogonis is $200,000.
Annual Incentive Compensation
Mr. Bogonis is entitled to an annual incentive compensation payment up to 50% of his base salary for the preceding fiscal year. See “Senior Management Incentive Plan—Base Incentive Plan,” below, for more information.

Options
In connection with the entering into of the employment agreement, we granted Mr. Bogonis an option to purchase 93,333 shares of our common stock. The option was granted under our 2010 Equity Incentive Plan. Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share. Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”). Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche 1 Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary. Tranche 2 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date. Tranche 3 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date. Tranche 4 option awards vest sixteen and sixty-seven one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.

We entered into an employment agreement on January 31, 2011 with Mr. Cain, our chief operating officer.

On November 9, 2011, the Compensation Committee of the Board of Directors of the company acted by unanimous written consent to increase the base salary of Mr. Cain from $150,000 annually to $200,000 annually. No other provisions of Mr. Cain’s employment agreement were changed.

Base Salary	The annual base salary for Mr. Cain is $200,000.
Annual Incentive Compensation
While Mr. Cain was not a named participant in the management incentive plan for 2011, the compensation committee of the company approved a discretionary bonus for Mr. Cain. In 2012 Mr. Cain is entitled to an annual incentive compensation payment up to 50% of his base salary for the preceding fiscal year. See “Senior Management Incentive Plan—Base Incentive Plan,” below, for more information.

Options
In connection with the entering into of the employment agreement, we granted Mr. Cain an option to purchase 180,306 shares of our common stock. The option was granted under our 2010 Equity Incentive Plan. Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share. Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”). Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche 1 Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary. Tranche 2 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date. Tranche 3 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date. Tranche 4 option awards vest sixteen and sixty-seven one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.

Mr. Cain resigned his position as Chief Operating Officer on February 26. 2013.

Senior Management Incentive Plans

During 2009 and the first half of 2010 we maintained a Base Incentive Plan and a Special Incentive Plan pursuant to which our named executive officers could earn a cash bonus equal to a percentage of their base salary on achievement of specified performance goals, generally revenue and EBITDA targets. No bonuses were awarded under the Base Incentive Plan or the Special Incentive Plan for 2010. In 2011 our compensation committee determined to award Mr. Johnson $37,220, Mr. Bogonis $46,200, and Mr. Cain $87,450 under the Base Incentive Plan. In 2012 our compensation committee determined to award Mr. Johnson $150,871, Mr. Bogonis $101,643, and Mr. Cain $101,653 under the Base Incentive Plan

On July 2, 2010, we closed a Stock Purchase Agreement and related transactions with affiliates of Hale Capital Partners, L.P. Those transactions resulted in a recapitalization of our company. As part of the recapitalization, we also effected changes to our incentive compensation programs. In particular we granted significant awards as a primary incentive to our management in connection therewith we discontinued the Base Incentive Plan and the Special Incentive Plan, in favor of a supplemental discretionary cash bonus program. We also issued stock awards in payment of accrued and unpaid bonuses, and adopted the 2010 Stock Incentive Plan (see below).

Under our discretionary bonus system, our compensation committee determined to award Mr. Johnson with a $20,000 discretionary bonus and Mr. Quinn with a $10,000 discretionary bonus for services rendered in 2010. The discretionary bonuses were granted in recognition of (i) the effort involved in completing the Securities Purchase Agreement and the recapitalization transaction, and (ii) the efforts and the progress that had been made in the second half of 2010 towards meeting the adjusted EBITDA target.

Stock Award Agreements

On July 2, 2010 we closed the transactions contemplated by the Securities Purchase Agreement with affiliates of Hale Capital Partners. In connection with that transaction, and as a condition to the closing under the Securities Purchase Agreement we entered into stock award agreements with our employees who had earned compensation under our senior management incentive plans that had yet to be paid, including Messrs. Johnson and Quinn. The stock award agreements were entered into to eliminate all accrued and unpaid incentive compensation owed to those employees.

Under the terms of our senior management incentive plans our named executive officers, and other senior management had earned certain bonus payments for fiscal 2008 and 2009. Because of our cash position, we did not pay out those bonuses in the years that they were earned, but accrued the bonuses to be paid out when our capital position permitted. Under the terms of the stock award agreements, each employee received 30% of his or her accrued incentive compensation in cash, which amounts are being withheld to pay applicable withholding taxes, and the balance in unregistered shares of our common stock, calculated on the basis of one share being issued for every $0.03852 of incentive compensation owed. In the aggregate, we paid $147,230 in cash and we issued 8,918,421 shares of our common stock to employees in cancellation of $490,768 of earned and unpaid incentive compensation. We paid $41,932 and issued 2,540,062 shares of our common stock to Mr. Johnson and we paid $20,533 and issued 1,243,827 shares of our common stock to Mr. Quinn in cancellation of $139,776 and $68,446 of accrued and unpaid incentive compensation that we owed to Messrs. Johnson and Quinn, respectively.

Option Grants under 2010 Stock Incentive Plan

On June 30, 2010, our board of directors approved the adoption of the Stock Incentive Plan which became effective on the closing of the Securities Purchase Agreement. The 2010 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants of outstanding ability and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2010 Plan is administered by the compensation committee of our board of directors.

Under the terms of the Securities Purchase Agreement, we were to issue approximately 70% of the options issuable under the 2010 Plan, on the closing of the Securities Purchase Agreement. The remaining 30% of the options were to be reserved for awards to future senior management personnel. The 2010 Plan provides that to the extent that the total number of shares authorized under the Plan from time to time have not been issued immediately prior to a Change of Control (as defined in the 2010 Plan), the Committee shall grant such unissued Shares in the form of awards under the 2010 Plan immediately prior to such Change of Control, subject to vesting and other terms and conditions of the Awards determined by the Committee.

Option awards under the 2010 Plan are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share. Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”). Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche 1 Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary. Tranche 2 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date. Tranche 3 option awards vest sixteen and sixty-five one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date. Tranche 4 option awards vest sixteen and sixty-seven one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.

On December 9, 2010, our compensation committee approved the initial allocation of 832,438 non-qualified stock option (“NSO”) grants under the Stock Incentive Plan. In connection with those grants we awarded Mr. Johnson an aggregate of 240,000 NSOs. Overall, the awards under the Stock Incentive Plan were designed to create an equity pool equal to approximately 20% of the Company's fully-diluted outstanding common stock. The awards granted to Mr. Johnson equate to approximately 4% of the fully-diluted outstanding common stock.. The exercise price and vesting terms of the NSOs are as set forth above.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2012. None of our named executive officers hold any equity awards other than options.

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Option (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option	Option Exercise Price ($)	Option Expiration Date
Douglas N. Johnson	0		40,028	(3)	--	$5.78	12/9/2020
	36,061	(1)	0		--	$3.00	12/9/2020
	0		40,148	(4)	--	$5.78	12/9/2020
	0		40,028	(2)	--	$5.78	12/9/2020
	84,143	(1)	0		--	$3.00	12/9/2020
	5,334	(5)	0		--	$5.25	4/28/2018
	26,666	(5)	0		--	$5.25	12/17/2018
	4,000	(5)	0		--	$5.25	11/26/2017

Paul C. Bogonis	0		15,540	(3)	--	$5.78	7/26/2021
	32,667	(1)	0		--	$3.00	7/26/2021
	14,000	(1)	0		--	$3.00	7/26/2021
	0		15,586	(4)	--	$5.78	7/26/2021
	0		15,540	(2)	--	$5.78	7/26/2021

Rob Cain	0		30,021	(2)	--	$5.78	2/28/2021
	0		30,021	(3)	--	$5.78	2/28/2021
	0		30,111	(4)	--	$5.78	2/28/2021
	63,107	(1)	0		--	$3.00	2/28/2021
	27,046	(1)	0		--	$3.00	2/28/2021

(1)
Award under the 2010 Stock Incentive Plan. 100% of the options vest upon the affiliates of Hale Capital Partners receiving cash proceeds in return on their invested capital (whether such cash derives from interest payments, debt repayment, dividends, distributions, sale of equity or otherwise) in the Company and its subsidiaries equal to no less than one times their invested capital, plus a four percent (4%) annual return on such invested capital, compounded annually and subject to the executive's continued employment in good standing on such vesting date. Notwithstanding the foregoing, ten percent (10%) of the options shall vest on the first anniversary of the grant date and 2.5% of the options at the end of each of the next eight quarters thereafter through the third anniversary of the Grant Date (for an aggregate of 30%), subject to the executive's continued employment in good standing with the Company on each such vesting date.

(2)
Award under the 2010 Stock Incentive Plan. 100% of the options vest upon the affiliates of Hale Capital Partners receiving cash proceeds in return on their invested capital (whether such cash derives from interest payments, debt repayment, dividends, distributions, sale of equity or otherwise) in the Company and its subsidiaries equal to no less than two times their invested capital plus a four percent (4%) annual return on such invested capital, compounded annually and subject to the executive's continued employment in good standing with the Company on such vesting date.

(3)
Award under the 2010 Stock Incentive Plan. 100% of the options vest upon the affiliates of Hale Capital Partners receiving cash proceeds in return on their invested capital (whether such cash derives from interest payments, debt repayment, dividends, distributions, sale of equity or otherwise) in the Company and its subsidiaries equal to no less than three times their invested capital plus a four percent (4%) annual return on such invested capital, compounded annually and subject to the executive's continued employment in good standing with the Company on such vesting date.

(4)
Award under the 2010 Stock Incentive Plan. 100% of the options vest upon the affiliates of Hale Capital Partners receiving cash proceeds on their invested capital (whether such cash derives from interest payments, debt repayment, dividends, distributions, sale of equity or otherwise) in the Company and its subsidiaries equal to no less than four times their invested capital plus a four percent (4%) annual return on such invested capital, compounded annually and subject to the executive's continued employment in good standing with the Company on such vesting date.

(5)	Award under the 2005 Equity Incentive Plan. The terms of each award reflected in the table above, in accordance with the terms of our 2005 Equity Incentive Plan, provides that:

·
o if any surviving corporation or acquiring corporation in an acquisition (as such term is defined below) refuses to assume any awards or to substitute similar awards for those outstanding under the plan, then, generally, with respect to awards that would otherwise vest and become exercisable within one year of the closing of the acquisition, the vesting of such awards will accelerate and be fully vested and exercisable at least 30 days before the closing of the acquisition; and

·
o if our company undergoes an acquisition and the surviving corporation or acquiring corporation does assume such awards (or substitutes similar awards for those outstanding under the plan), then, generally, the vesting of each such award will accelerate and be fully vested and exercisable if any of the following events occurs within one month before or 18 months after the effective date of the acquisition:

o	the person’s employment is terminated without cause;
o
the employee terminates his/her service because the principal place of the performance of his/her responsibilities and duties of is changed to a location more than 50 miles from his/her existing work location; or

o	the employee terminates his/her employment because there is a material reduction in his/her responsibilities and duties.

For purposes of our 2005 Equity Incentive Plan, the term “acquisition” generally means any consolidation or merger of our company with or into any other entity in which our stockholders before such consolidation or merger own less than 50% of the voting power immediately after such consolidation or merger, or a sale of all or substantially all of our assets.

Director Compensation

Director compensation for our non-employee directors is established by our full board of directors, including any employee directors. Director compensation for non-employee directors is established annually in advance with consideration given to (i) compensation paid to directors of similarly situated public companies and (ii) our financial resources.

Non-employee directors are provided a payment of a $20,000 annual retainer with $5,000 paid quarterly. Committee Chairpersons paid as follows: Audit Committee $10,000 per annum, Compensation Committee $7,500 per annum, and Corporate Governance $5,000 per annum. Each Committee is paid 25% of their annual payment quarterly. In addition, our Board adopted a policy of reimbursing non-employee directors for open market purchases of the Company's stock in an amount of up to $7,500 each fiscal year. We will compensate our non-employee directors in 2013 in a manner substantially similar. Messrs. Davis and Rane are to be provided a payment of $77,000 each in 2013 for services rendered as members of a Special Committee of the board which was established in 2012 for the purpose of considering strategic alternatives of the Company.

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the fiscal year ended December 31, 2012.

2012 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Steven J. Davis	40,000	--	--	--	--	--	40,000
Charles Hale (3)	20,000	--	--	--	--	--	20,000
Martin Hale (4)	27,500	--	--	--	--	--	27,500
David A. Rane	45,000	--	--	--	--		45,000

(1)	Represents amounts paid to directors to reimburse them for open market purchases of the Company's common stock during the year.

The table below discloses for each non-employee director the aggregate number of shares of our common stock subject to option awards outstanding at 2012 fiscal year end:

Steve J. Davis	5,334
Charles Hale	--
Martin Hale	--
David A. Rane	5,334

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2013 for:

·	each person, or group of affiliated persons, known to us to own beneficially 5% or more of our outstanding common stock;

·	each of our directors;

·	each of our named executive officers; and

·	all of our directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the Securities and Exchange Commission, which provide that beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any options, warrants or other rights.  Shares subject to options, warrants or other rights are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated below and under applicable community property laws, we believe that the beneficial owners identified in this table have sole voting and investment power with respect to all shares beneficially owned by such beneficial owner.

Percentage of beneficial ownership is based on 5,138,161 shares of common stock outstanding as of April 26, 2013.

Information with respect to beneficial ownership has been furnished by each director, executive officer or five percent or more stockholder, as the case may be.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Hale Capital Partners, LP (1)	2,905,959	56.6%
Hale Fund Management LLC (2)	1,452,983	28.3%

Named Executive Officers and Directors:
Paul C. Bogonis (6)	74,598	**
Rob Cain (8)	106,253	2.1%
Steven J. Davis (3)	11,862	**
Charles Hale (4)	--	**
Martin Hale, Jr. (1)(2)	4,358,942	84.8%
Douglas N. Johnson (5)	194,412	3.8%
David A. Rane (7)	7,334	**
All Executive Officers and Directors as a group (7 persons)	4,753,401	92.5%

*
Each stockholder may be contacted at our corporate offices unless otherwise indicated in the footnotes below.  The address of our corporate offices is 11201 SE 8th Street, Suite 200, Bellevue, WA 98004.

**	Less than one percent.

(1)
Consists of 2,905,959 shares of common stock held by HCP-TELA, LLC (“HCPT”). Hale Capital Partners, LP, a Delaware limited partnership (“HCP”), is the managing member of HCPT. Hale Fund Partners, LLC, a Delaware limited liability company (“HFP”), is the general partner of HCP. Martin M. Hale, Jr., an individual, is the managing member and sole owner of HFP, and as such, has the power to direct the vote and disposition of these shares. Mr. Hale and each of the foregoing entities, other than HCPT, solely with respect to the common stock deemed beneficially owned by them respectively, disclaims ownership of all shares held by HCPT. This stockholder’s address is 570 Lexington Avenue, 49th Floor, New York, NY 10022.

(2)
Consists of 622,707 shares of common stock held by EREF-TELA, LLC (“EREF”); 830,276 shares of common stock held by CBG-TELA, LLC (“CBG”). Hale Fund Management, LLC, a Delaware limited liability company (“HFM”), is the manager of each of EREF and CBG.  Martin M. Hale, Jr., an individual, is the chief executive officer and sole owner of HFM, and as such, has the power to direct the vote and disposition of these shares. Mr. Hale and each of the foregoing entities, other than EREF and CBG solely with respect to the common stock deemed beneficially owned by them respectively, disclaims ownership of all shares held by EREF and CBG. This stockholder’s address is 570 Lexington Avenue, 49th Floor, New York, NY 10022.

(3)	Consists of 6,528 shares of common stock as to which Mr. Davis has shared voting and investment power and 5,334 shares of common stock issuable upon the exercise of stock options.
(4)
Excludes shares held by CBG. Mr. C. Hale is the investment advisor to the Charles Hale Family 2009 Irrevocable Trust (the “Trust”). The Trust is a member of CBG, holding 25% of the membership units of CBG. See footnote 1 above for information regarding the holdings of our shares by CBG. HFM is the sole manager of CBG. Neither Mr. C. Hale nor the Trust has the power to vote or dispose of, or the power to direct the voting or disposition of, the shares owned by CBG, however, HFM is required to obtain the prior written consent of the members of CBG before disposing of the shares owned by CBG. While the members of CBG have the right to reject a decision concerning the disposition of securities held by CBG, including our shares, the Trust's ownership interest in CBG is not sufficient for the Trust to reject a dispositive decision on its own.  Mr. C. Hale therefore disclaims beneficial ownership of the shares held by CBG.

(5)
Consists of 38,209 shares of common stock and 156,203 shares of common stock issuable upon the exercise of stock options.  Excludes 120,205 shares of common stock issuable upon the exercise of performance based stock options that did not have a reasonable likelihood of vesting within 60 days of April 26, 2013.

(6)
Consists of 2,000 shares of common stock and 72,598 shares of common stock issuable upon the exercise of stock options.  Excludes 72,600 shares of common stock issuable upon the exercise of performance based stock options that did not have a reasonable likelihood of vesting within 60 days of April 26, 2013.

(7)	Consists of 2,000 shares of common stock and 5,334 shares of common stock issuable upon the exercise of stock options.

(8)
Consists of 16,102 shares of common stock and 90,151 shares of common stock issuable upon the exercise of stock options.  Excludes 90,155 shares of common stock issuable upon the exercise of performance based stock options that did not have a reasonable likelihood of vesting within 60 days of April 26, 2013.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

It is our policy and procedure to have all transactions with a value above $120,000, including loans, between us and our officers, directors and principal stockholders and their affiliates, reviewed and approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors, and that such transactions be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions described below were reviewed and approved under the foregoing policies and procedures.

Related Party Transactions

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party to in which the amount involved exceeds the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect material interest, other than the transactions described below.

On June 30, 2010, we entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, we agreed to issue to Hale $10.5 million of senior secured notes, which we refer to as the "2010 notes" in this report, and 3,833,356 unregistered shares of our common stock.  We issued the 2010 notes and 3,006,570 shares of common stock to Hale at the closing of the transactions contemplated by the Hale Securities Purchase Agreement on July 2, 2010.  We issued the balance of the shares of common stock we agreed to issue following the filing of an amendment to our certificate of incorporation to increase our authorized capital stock, which we filed on September 2, 2010.  A summary of the material terms of the 2010 notes is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering.  In connection with the rights offering, depending on the amount of capital it raises, we and Hale agreed that we would either redeem up to $3.0 million of principal of the 2010 notes or that Hale would exchange up to $3.0 million of principal of the 2010 notes for shares of our common stock.  The initial contemplated size of the rights offering may be reduced in response to comments received from the SEC.  The Company and Hale are working collectively to complete the rights offering in compliance with SEC rules and regulations. As part of an amendment to the Hale Securities Purchase Agreement entered into in August of 2011, the Company was released from its obligation to pursue the Rights Offering and Hale was released from its obligation to “backstop” up to $3.0 million of the Rights Offering by redeeming that portion of principal of the 2010 notes for common stock of the Company.

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we have agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The registration rights agreement contains penalty provisions in the event that we fail to file a registration statement before September 29, 2010, secure the effectiveness of the registration statement by November 28, 2010, or fail to maintain the effectiveness of the registration statement until the shares issued to Hale are sold or can be sold under Rule 144 without volume restrictions.  In addition to other remedies, in the event of any such breach, Hale shall be entitled to liquidated damages in the amount of 1% of the purchase price for the shares to be registered in such registration statement on the first day of each such default and each thirtieth day thereafter, pro-rated for a period that is less than 30 days. The registration statement covering the resale of the shares issued to Hale has not been declared effective.  Hale has waived any default relating to the initial effectiveness failure and we have amended the registration rights agreement to extend the registration statement effectiveness deadline to June 30, 2012.

Effective July 2, 2010, our board of directors appointed Mr. M. Hale to our board of directors pursuant to the terms of the Hale Securities Purchase Agreement. Mr. M. Hale is affiliated with Hale. Pursuant to the terms of that agreement, Charles Hale and David A. Rane are serving on our board of directors as designees of HCP-TELA, LLC, one of the holders of the 2010 notes, and such directors agreed to resign from their position as director if HCP-TELA, LLC were to so request in the future.

In addition, under the terms of Hale Securities Purchase Agreement, we and the holders of the 2010 notes agreed that we would take all necessary action to ensure that for so long as any of the 2010 notes are outstanding or at least 10% of the shares of common stock issued to the holders of the 2010 notes pursuant to the Hale Securities Purchase Agreement, our board of directors shall consist of not more than five directors. In addition, under the terms of Hale Securities Purchase Agreement, depending on whether any of the 2010 notes are outstanding and depending on the percentage of ownership the shares of common stock issued to the holders of the 2010 notes pursuant to the Hale Securities Purchase Agreement represent as compared to our then outstanding shares of common stock, we agreed to nominate and recommend for election at each annual (or special) meeting, or action in lieu of a meeting, of stockholders at which directors are to be elected a certain number of individuals designated by HCP-TELA, LLC to serve as directors. See "CORPORATE GOVERNANCE—Contractual Board Appointments."

We have purchased a policy of directors' and officers' liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.  In addition, we have entered into indemnification agreements with each of our directors and executive officers that require us to indemnify such persons, to the fullest extent authorized or permitted under Delaware law, against any and all costs and expenses (including attorneys', witness or other professional fees) actually and reasonably incurred by such persons in connection with the investigation, defense, settlement or appeal of any action, hearing, suit or other proceeding, whether pending, threatened or completed, to which any such person may be (1) made a witness by reason that such person is or was a director, officer, employee or agent of our company or otherwise acting at the request of our company or (2) made a party by reason the fact that such person is or was a director or executive officer, by reason of any action taken by him or of any action on his part while acting  as a director of our company, or by reason of the fact that he is or was serving at the request of our company as a director, officer, employer or agent of another entity whether serving in such capacity at the time of any liability or expense incurred. The indemnification agreements also require us to advance expenses incurred by directors and executive officers within 20 days after receipt of a written request. Additionally, the agreements set forth certain procedures that will apply in the event of a claim for indemnification thereunder, including a presumption that directors and executive officers are entitled to indemnification under the agreements and that we have the burden of proof to overcome that presumption in reaching any contrary determination. We are not required to provide indemnification under the agreements for certain matters, including: (1) indemnification beyond that permitted by applicable law; (2) indemnification for liabilities for which the executive officer or director is reimbursed pursuant to any insurance policy or other indemnity provision; (3) indemnification related to disgorgement of profits under Section 16(b) of the Exchange Act; or (4) in connection with certain proceedings initiated against us by the director or executive officer. The indemnification agreements require us to maintain directors' and executive officers' insurance in full force and effect while any director or executive officer continues to serve in such capacity and so long as any such person may incur costs and expenses related to indemnified legal proceedings.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees paid for professional services rendered by Grant Thornton, for the audits of our annual financial statements and audit-related matters for the years ended December 31, 2012 and December 31, 2011, respectively.

	2012	2011
Audit Fees(1)	$175,872	$169,219

(1)
Audit Fees consist of fees billed for professional services rendered for the audits of our annual financial statements for the year indicated and for the review of the financial statements included in our quarterly reports for that year.

The audit committee of our board of directors has determined that the rendering of all non-audit services by Grant Thornton is compatible with maintaining the auditor's independence. The audit committee of our board of directors approves non-audit services by Grant Thornton on an ad hoc basis, and has vested authority with Mr. Rane, the chairman of our audit committee, to approve non-audit services as needed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2013.

TELANETIX, INC.

By:	/s/ DOUGLAS N. JOHNSON
Douglas N. Johnson
President and Chief Executive Officer