Form 10-Q
period 2013-03-31
Telanetix,Inc
filed 2013-05-14
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May, 13, 2013, 5,138,560 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March, 31 2013

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets
Cash	$1,444,708	$1,184,143
Accounts receivable, net	2,073,520	1,679,290
Inventory	13,820	29,935
Prepaid expenses and other current assets	1,194,841	1,061,086
Total current assets	4,726,889	3,954,454
Property and equipment, net	1,216,864	1,111,314
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	7,008,337	7,198,337
Restricted cash	1,026,000	1,025,000
Other assets	197,828	188,436
Total assets	$21,220,782	$20,522,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,540,347	$1,786,610
Accrued liabilities	2,695,924	2,613,957
Deferred revenue	1,002,021	1,145,983
Current portion of capital lease obligations	948,761	769,717
Current portion of long-term debt	1,500,000	1,500,000
Total current liabilities	8,687,053	7,816,267
Non-current liabilities
Deferred revenue, net of current portion	367,808	167,454
Capital lease obligations, net of current portion	1,419,371	1,184,749
Long-term accounts payable	12,456	14,532
Long-term debt, net of current portion	7,351,660	7,726,660
Total non-current liabilities	9,151,295	9,093,395
Total liabilities	17,838,348	16,909,662
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding: 5,120,102 at March 31, 2013 and 5,120,102 at December 31, 2012	512	512
Additional paid in capital	45,119,369	45,109,244
Warrants	56,953	56,953
Accumulated deficit	(41,794,400)	(41,553,966)
Total stockholders' equity	3,382,434	3,612,743
Total liabilities and stockholders' equity	$21,220,782	$20,522,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$8,658,063	$7,820,024

Cost of revenues	3,158,896	3,167,947

Gross profit	5,499,167	4,652,077

Operating expenses
Selling and marketing	1,932,980	1,725,324
General and administrative	2,841,597	1,936,264
Research, development and engineering	455,473	469,810
Depreciation	147,194	162,006
Amortization of purchased intangibles	190,000	550,000
Total operating expenses	5,567,244	4,843,404

Operating (loss)	(68,077)	(191,327)

Other income (expense)
Interest income	639	33
Interest expense	(157,302)	(659,790)
Total other income (expense)	(156,663)	(659,757)

Income (loss) from operations before taxes	(224,740)	(851,084)

Income tax (expense) benefit	(15,694)	(7,474)

Net (loss)	$(240,434)	$(858,558)

Net (loss) per share – basic and diluted

Net (loss) per share - basic	$(0.05)	$(0.18)
Net (loss) per share - diluted	$(0.05)	$(0.18)

Weighted average shares outstanding – basic and diluted	5,120,102	4,820,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(240,434)	$(858,558)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(11,634)	1,159
Depreciation	612,262	596,961

Amortization of deferred financing costs	-	9,558
Amortization of intangible assets	190,000	550,000
Stock based compensation	10,125	102,459
Amortization of note discounts	-	433,482
Non-cash interest expense	-	57,805
Changes in assets and liabilities:
Accounts receivable	(382,596)	137,596
Inventory	16,115	16,911
Prepaid expenses and other assets	(44,267)	(41,759)
Accounts payable and accrued expenses	833,629	318,695
Deferred revenue	56,392	(8,951)
Net cash provided by operating activities	1,039,592	1,315,358

Cash flows from investing activities:
Purchase of property and equipment	(190,562)	(122,374)
Net cash used by investing activities	(190,562)	(122,374)

Cash flows from financing activities:
Payments on capital leases	(213,465)	(111,394)
Payments on senior secured financing	(375,000)	(600,000)
Net cash used by financing activities	(588,465)	(711,394)

Net increase (decrease) in cash	260,565	481,590
Cash at beginning of the period	1,184,143	1,840,265
Cash at end of the period	$1,444,708	$2,321,855

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,694	$7,474
Interest paid	45,042	159,258
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$143,563	$307,737

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

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of March 31, 2013, the consolidated statements of operations for the three months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2013.

Liquidity:

At March 31, 2013, we had cash of $1.4 million, accounts receivable of $2.1 million and a working capital deficit of $4.0 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees) and accrued vacation of $0.5 million. The aforementioned items represent $1.5 million of total current liabilities as of March 31, 2013. We do not anticipate being in a positive working capital position in the near future.

However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2014.

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

Our loan with East West Bank is secured by a lien on all of our assets, and the terms of such notes restrict our ability to borrow funds, pledge our assets as security for any such borrowing or raise additional capital by selling shares of capital stock or other equity or debt securities, without their consent.

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

On April 11, 2013, Telanetix, Inc., a Delaware corporation (“Telanetix”), entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) by and among itself, its direct and indirect subsidiaries (together with Telanetix, the “Borrowers”), and East West Bank (“East West”), which amended that certain Loan and Security Agreement, dated as of December 14, 2012, by and among the Borrowers and East West, as amended by that certain Amendment to Loan and Security Agreement dated as of January 16, 2013 (the “Loan Agreement”).

The Second Amendment eliminates the requirement of a Borrowing Base for the $1,000,000 line of credit established by East West to the Borrowers under the Loan Agreement (the “Line of Credit”).  Prior to the Second Amendment, the aggregate amount of advances outstanding at any time under the Line of Credit could not exceed the Borrowing Base, which was the lesser of (1) $1,000,000 or (2) 75% of the aggregate of Eligible Accounts, provided, however, prior to East West’s receipt of a satisfactory collateral exam prior to January 31, 2013, the Borrowing Base was limited to the lesser of (1) $300,000 or (2) 75% of the aggregate amount of Eligible Accounts.  “Eligible Accounts” was defined as the Borrowers’ accounts subject to the exceptions detailed in the Loan Agreement.

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2014, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

No amounts were outstanding under the Line of Credit as of the date of the Second Amendment.

3. Recapitalization

Debenture Repurchase

On June 30, 2010, the Company entered into a securities purchase agreement with the holders of its outstanding debentures in the principal amount of $29.6 million. Under the terms of the agreement, the Company repurchased all of its outstanding debentures in exchange for payment of $7.5 million in cash, the holders of the Company's debentures exchanged all outstanding warrants they held for shares of the Company's common stock, and the Company issued to such holders an additional number of shares of common stock such that the holders collectively beneficially owned approximately 221,333 shares of common stock immediately following the completion of the transactions contemplated by the agreement. The Company paid the $7.5 million from the proceeds of its senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, the Company had $10.5 million of senior secured notes outstanding and all of its previously issued debentures, which had a principal amount of $29.6 million, were cancelled.

Senior Secured Note Private Placement

On June 30, 2010, the Company entered into a securities purchase agreement (the "Hale Securities Purchase Agreement") with affiliates of Hale Capital Management, LP (collectively, "Hale"), pursuant to which in exchange for $10.5 million, the Company issued to Hale $10.5 million of senior secured notes (the "2010 Notes"), and 3,833,356 shares of its common stock.  The carrying value assigned to the debt and equity was based on the relative fair value of each component as determined by a third party valuation specialist.  The allocation between debt and equity resulted in a $5.7 million debt discount which was to be amortized over the term of the 2010 Notes using the effective interest method.  A summary of the material terms of the 2010 Notes is set forth in Note 4—2010 Notes, below.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  On December 14, 2012 the senior secured notes were paid in full.

The Company agreed to a number of provisions in the Hale Securities Purchase Agreement that protect Hale's investment, including:

Most Favored Nation.  For so long as the 2010 Notes were outstanding and until Hale ceased to own at least ten percent of the Company's outstanding common stock, if the Company (i) issued debt on terms that are more favorable than the terms of the 2010 Notes, or (ii) issued common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 Notes and/or the Hale Securities Purchase Agreement would have automatically become amended such that Hale would have received the benefit of the more favorable terms.

Right of First Refusal.  For so long as the 2010 Notes were outstanding and until Hale ceased to own at least ten percent of the Company's outstanding common stock, Hale had a right of first refusal on any subsequent placement that the Company were to make of common stock or common stock equivalents or any securities convertible into or exchangeable or exercisable for shares of its common stock.

Fundamental Transactions.  For so long as the 2010 Notes were outstanding, and thereafter for as long as any of the Hale purchasers continued to own at least twenty percent of the common stock that they purchased under the Hale Securities Purchase Agreement, the Company could not effect a transaction in which it consolidated or merged with another entity, conveyed all or substantially all of its assets, permitted another person or group to acquire more than fifty percent of its voting stock, or reorganized or reclassified its common stock without the majority consent of Hale.  Additionally, the Company could not have effected such a transaction without obtaining the foregoing requisite consent if such transaction would have triggered the most favored nation provision in the Hale Securities Purchase Agreement described above or if such transaction would otherwise involved the issuance of any equity securities or the incurrence of debt at a price that would have been less than the price paid in connection with the transaction consummated pursuant under the Hale Securities Purchase Agreement.

In December of 2012, the 2010 Notes were fully paid and discharged.

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, the Company were required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831, then it would have been obligated to issue additional shares of common stock to Hale, such that the total percentage ownership of its fully diluted common stock immediately after the payment of such liabilities would equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement.  To date $464,831 of these contingent liabilities have been incurred as expenses.  Accordingly, in April of 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  As anticipated in our quarterly report on Form 10-Q for the quarter ended September 30, 2012, on November 16, 2012 we issued Hale the remaining 300,004 shares of common stock as final settlement of the contingent liabilities.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, the Company entered into a registration rights agreement with Hale pursuant to which the Company agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  The Company filed the registration statement with the SEC on September 30, 2010. The registration rights agreement contained penalty provisions in the event that the Company failed to secure the effectiveness of the registration statement by November 29, 2010, or failed to file other registration statements the Company is required to file under the terms of the registration rights agreement in a timely manner, or if the Company failed to maintain the effectiveness of any registration statement it was required to file under the terms of the registration rights agreement until the shares issued to Hale had been sold or could have been sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, the Company agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement.  Such payments were due on the date we failed to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure had been cured.  The registration statement covering the resale of the shares issued to Hale was never declared effective.  Hale and the Company hadagreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows “‘Initial Effectiveness Deadline’ means December 31, 2013.”

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

4. The 2010 Notes

The following summarizes other terms of the 2010 Notes as follows:

Term.  The 2010 Notes were due and payable on July 2, 2014.

Interest.  Interest accrued at a rate equal to the prime rate as published in The Wall Street Journal as of the first business day of each interest period plus 4.75% per annum and was payable at the end of each month, with the first payment due on July 31, 2010.  Through June 30, 2011, the Company had the option to defer the monthly interest payments otherwise due and have the amount of deferred interest added to the principal balance of the 2010 Notes.  In connection with the August 2011 amendment to the 2010 Notes, through June 30, 2012, the Company had the option to defer the monthly interest payments otherwise due on $3.0 million of the 2010 Notes and to have any such amount of deferred interest added to the principal balance of the 2010 Notes.

Principal Payment.  In July 2011, and continuing for the 11 months thereafter, principal payments of $200,000 per month were due on the last day of each month.  Thereafter, the Company was required to pay principal in a monthly amount equal to the sum of (a) $383,702 and (b) the quotient determined by dividing the (i) aggregate amount of interest added to the principal amount by (ii) 24.  Any remaining principal amount, if not paid earlier, was due and payable on July 2, 2014.

August 2011 Amendment.  As discussed in more detail below under the heading entitled, "Rights Offering," the Company had the right to redeem up to $3.0 million of the 2010 Notes prior to maturity.  In August 2011, the Company and Hale amended the Hale Securities Purchase Agreement to (1) cancel the Company's obligation to conduct the rights offering, and (2) cancel Hale’s obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through June 30, 2012.  The Company's scheduled payment obligations under the 2010 Notes averaged approximately $343,000 per month through December 31, 2012.  On December 14, 2012 the 2010 Notes were paid in full.

No Conversion Rights.  The 2010 Notes were not convertible.

Security.  The 2010 Notes were secured by all of the Company's assets under the terms of a pledge and security agreement that the Company and its subsidiaries entered into with Hale.  Each of the Company's subsidiaries also entered into guarantees in favor of Hale pursuant to which each subsidiary guaranteed the complete payment and performance by the Company of its obligations under the 2010 Notes and related agreements.

Covenants.  The 2010 Notes imposed certain covenants on the Company, including: restrictions against incurring additional indebtedness, creating any liens on its property, entering into a change in control transaction, redeeming or paying dividends on shares of its outstanding common stock, entering into certain related party transactions, changing the nature of its business, making or investing in a joint venture, disposing of any of its assets outside of the ordinary course of business, effecting any subsequent offering of debt or equity, amending its articles of incorporation or bylaws, and limiting its ability to enter into lease arrangements.

Events of Default.  The 2010 Notes defined certain events of default, including: failure to make a payment obligation under the 2010 Notes, failure to pay other indebtedness when due if the amount exceeded $250,000, bankruptcy, entry of a judgment against the Company in excess of $250,000 which was not discharged or covered by insurance, failure to observe other covenants of the 2010 Notes or related agreements (subject to applicable cure periods), breach of a representation or warranty, failure of Hale’s security documents to be binding and enforceable, and casualty loss of any of the Company's assets that would have a material adverse effect on its business, and failure to meet 80% of quarterly financial targets from its annual operating budget, including cash, revenues and EBITDA.  In the event of default, additional default interest of 4% would have accrued on the outstanding balance.  In addition, in the event of default, the Company could have been required to redeem all or any portion of the 2010 Notes at a price equal to 125% of the sum of the principal amount that such holder requests that it redeem, plus accrued but unpaid interest on such principal amount, plus any accrued and unpaid late charges with respect to such principal and interest.

Change of Control.  The Company was required to obtain the consent of the holders of the 2010 Notes representing at least a majority of the aggregate principal amount of the 2010 Notes then outstanding in order to enter into a change of control transaction.  If such consent were obtained, the holders of the 2010 Notes may have required the Company to redeem all or any portion of such notes at a price equal to 125% of the sum of the principal amount that such holder requested that it redeem, plus accrued but unpaid interest on such principal amount, plus any accrued and unpaid late charges with respect to such principal and interest.

In December 2012, the 2010 Notes were fully paid and discharged.

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

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  The Company's scheduled payment obligations under the 2010 Notes, assuming that it paid all of the interest current, would have averaged approximately $343,000 per month through December 31, 2012.

The value assigned to the debt and related discount and equity associated with issuance of the Recapitalization were calculated by an independent valuation firm using relative fair values.

The 2010 Notes were paid off in full on December 14, 2012 with the proceeds from the Loan Agreement.

5. Loan Agreement

On December 14, 2012, Telanetix, Inc., a Delaware corporation ("Telanetix"), entered into a Loan and Security Agreement (the "Loan Agreement") by and among itself, its direct and indirect subsidiaries (together with Telanetix, the "Borrowers"), and East West Bank ("East West").

The Loan Agreement provided the Borrowers a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Borrowers in favor of East West (the "East West Note").  The unpaid balance of the East West Note accrues interest at a rate per annum equal to the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as determined by East West, plus a margin of 1.750 percentage points (the "Applicable Interest Rate").  Payments on the East West Note are as follows: (i) consecutive monthly principal payments of $125,000, beginning January 2, 2013, (ii) consecutive monthly interest payments, beginning January 2, 2013, and (iii) one principal and interest payment on December 13, 2016 of all principal and accrued interest not yet paid.  Commencing the fiscal year ending December 31, 2013 and for each fiscal year thereafter, the Borrowers are obligated to make additional annual payments in respect of the East West Note equal to 25% of excess cash flow, which is defined as the Borrowers' EBITDA minus (a) cash taxes, (b) cash interest expense, (c) scheduled principal payments on the East West Note, (d) capital lease payments, (e) unfinanced capital expenditures, and (f) plus or minus changes in working capital.  Upon prepayment of the East West Note, the Borrowers are required to pay a premium equal to 1% of the original amount of the East West Note amount so prepaid if such prepayment occurs during the first year of the term of the East West Note.  After the first year anniversary of the East West Note, there is no prepayment penalty.  The indebtedness under the East West Note is secured by a security interest and lien on substantially all of the Borrowers' assets.  The Loan Agreement contains customary affirmative and negative covenants.   Because of certain expenses related to the pending merger, the company failed for the period ending March 31, 2013 to comply with the covenant under the East West Note relating to the minimum fixed charge ratio; however, the company has received from East West Bank a waiver of compliance as to that failure.

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	4,351,660
Total payments	$8,851,660

Second Amendment to Loan and Security Agreement

On April 11, 2013, Telanetix, Inc., a Delaware corporation (“Telanetix”), entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) by and among itself, its direct and indirect subsidiaries (together with Telanetix, the “Borrowers”), and East West Bank (“East West”), which amended that certain Loan and Security Agreement, dated as of December 14, 2012, by and among the Borrowers and East West, as amended by that certain Amendment to Loan and Security Agreement dated as of January 16, 2013 (the “Loan Agreement”).

The Second Amendment eliminates the requirement of a Borrowing Base for the $1,000,000 line of credit established by East West to the Borrowers under the Loan Agreement (the “Line of Credit”).  Prior to the Second Amendment, the aggregate amount of advances outstanding at any time under the Line of Credit could not exceed the Borrowing Base, which was the lesser of (1) $1,000,000 or (2) 75% of the aggregate of Eligible Accounts, provided, however, prior to East West’s receipt of a satisfactory collateral exam prior to January 31, 2013, the Borrowing Base was limited to the lesser of (1) $300,000 or (2) 75% of the aggregate amount of Eligible Accounts.  “Eligible Accounts” was defined as the Borrowers’ accounts subject to the exceptions detailed in the Loan Agreement.

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2014, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

No amounts were outstanding under the Line of Credit as of the date of the Second Amendment.

6. Refinancing of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,660 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, and (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

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

7. Fair Value Measurements

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

  8. Warrants

There were 32,552 shares subject to warrants at a weighted average exercise price of $6.79 at March 31, 2013 and 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of December 31, 2012.

The following table summarizes information about warrants outstanding at March 31, 2013:

Exercise Prices	Number of Shares Subject to Outstanding Warrants and Exercisable	Weighted Average Remaining Contractual Life (years)
$2.90	31,152	2.25
$93.75	1,400	0.17
	32,552

During the first three months ended March 31, 2013, 4,109 warrants expired.

9. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  Two customers accounted for 32% of gross accounts receivable at March 31, 2013.  Two customers accounted for 33% of gross accounts receivable at December 31, 2012.

One customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2013 and no one customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2012.

The Company relies on primarily one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

10. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2013	611,623	826,647
2014	474,016	1,061,722
2015	96,554	636,789
2016		74,787
2017		8,922
Total minimum lease payments	$1,182,193	2,608,687
Less amount representing interest		(240,555)
Present value of minimum lease payments		2,368,132
Less current portion		(948,761)
		$1,419,371

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

11. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At March 31, 2013 there were 91,232 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

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

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.   During the fourth quarter of 2012 and based on the Contingent Share Issuance, the number of shares increased by 75,001 shares.  At March 31, 2013 there were 1,091,571 options outstanding under the 2010 plan.

A summary of option activity under the 2005 Plan and 2010 Plan as of March 31, 2013 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,130,938	$5.49
Granted	51,865	4.39
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2013	1,182,803	$5.46

The options outstanding and currently exercisable by exercise price at March 31, 2013 are as follows:

			Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00	to	4.50	548,159	8.09	$3.00	548,159	8.09	$3.00
$4.50	to	7.50	619,695	7.76	$5.70	73,901	5.26	$5.18
$7.50	to	11.25	9,535	2.86	$7.97	9,535	2.86	$7.97
$191.22	to	262.43	5,414	4.33	$221.91	5,414	4.33	$221.91
			1,182,803	7.85	$5.46	637,009	7.65	$5.19

As of March 31, 2013, 637,009 options were exercisable at an aggregate average exercise price of $5.19.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2013 was less than $2.4 million.

As of March 31, 2013, total compensation cost related to non-vested stock options not yet recognized was $1.4million, which is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized if, in the future, it is deemed probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three ended March 31, 2013 and 2012, and its allocation within the Consolidated Statements of Operations:

	Three months ended March 31,
	2013	2012
Selling and marketing	$—	$16,135
General and administrative	10,102	60,364
Research and development	23	25,960
Total stock-based compensation expense related to employee equity awards	10,125	102,459

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.    The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2013 was $4.39 per share.  There were 51,865 option granted during the three months ended March 31, 2013.  There were no options granted during the three months ended March 31, 2012.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

12. Computation of Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three months ended March 31, 2013 and 2012, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended March 31,
	2013	2012
Stock Options	1,182,803	1,133,733
Warrants	32,552	36,661
Total	1,215,355	1,170,394

13. Agreement and Plan of Merger

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

Recapitalization

Debenture Repurchase

On June 30, 2010, we entered into a securities purchase agreement with the holders of our then outstanding debentures in the principal amount of $29.6 million.  Under the terms of the agreement, we repurchased and cancelled all of our outstanding debentures in exchange for payment of $7.5 million in cash.  Additionally, the holders of the debentures exchanged all outstanding warrants they held for shares of our common stock and we issued to such holders an additional number of shares of our common stock, such that the holders collectively and beneficially owned approximately 221,333 shares of our common stock immediately following the completion of the transactions contemplated by the agreement.  We also paid $7.5 million in cash from the proceeds of our senior secured note private placement described below.

After giving effect to the transactions contemplated by the debenture repurchase described above and the transactions contemplated by the senior secured note private placement described below, we had $10.5 million of senior secured notes outstanding and all our previously issued debentures, which had a principal balance of $29.6 million, were cancelled.

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

We agreed to a number of provisions in the Hale Securities Purchase Agreement that protected Hale’s investment, including:

Most Favored Nation.  For so long as the 2010 Notes were outstanding and until Hale ceased to own ten percent of our outstanding common stock, if we (i) issued debt on terms that were more favorable than the terms of the 2010 Notes, or (ii) issued common stock, preferred stock, equivalents or any other equity security on terms more favorable than those set out in the Hale Securities Purchase Agreement, then the terms of the 2010 Notes and/or the Hale Securities Purchase Agreement would automatically have been amended such that Hale would have received the benefit of the more favorable terms.

Right of First Refusal.  For so long as the 2010 Notes were outstanding and until Hale ceased to own ten percent of our outstanding common stock, Hale had a right of first refusal on any subsequent placement that we might have made of common stock or common stock equivalents, or any of securities convertible into or exchangeable or exercisable for shares of our common stock.

Fundamental Transactions.  For so long as the 2010 Notes remained outstanding, and thereafter for as long as any of the Hale purchasers continued to own twenty percent of the common stock that they purchased under the Hale Securities Purchase Agreement, we were notable to effect a transaction in which we consolidated or merged with another entity, conveyed all or substantially all of our assets, permitted another person or group to acquire more than fifty percent of our voting stock, or reorganized or reclassified our common stock, without the majority consent of Hale.  Additionally, we could not have effected such a transaction without obtaining the foregoing requisite consent if such transaction would have triggered the most favored nation provision in the Hale Securities Purchase Agreement described above, or if such transaction would have otherwise involved the issuance of any equity securities or the incurrence of debt at a price that was less than the price paid in connection with the transaction consummated under the Hale Securities Purchase Agreement.

In December of 2012, the 2010 Notes were fully paid and discharged.

Post-Closing Adjustment Shares.  If at any time prior to July 2, 2012, we had been required to make payment on certain identified contingent liabilities up to an aggregate amount of $464,831, then we would have been required to issue additional shares of common stock to Hale, such that the total percentage ownership of our fully diluted common stock immediately after the payment of such liabilities would equal the same percentage ownership that Hale would have had if the contingent payable had been paid prior to the closing under the Hale Securities Purchase Agreement. To date $464,831 of these contingent liabilities have been incurred as expenses.  Accordingly, in April 2011 we issued to Hale an additional 225,576 shares of our common stock under the terms of the Hale Securities Purchase Agreement.  As anticipated in our quarterly report on Form 10-Q for the quarter ended September 30, 2012, on November 16, 2012 we issued to Hale the remaining 300,004 shares of common stock in final settlement of the contingent liabilities.

Registration Rights Agreement

In connection with the Hale Securities Purchase Agreement, we entered into a registration rights agreement with Hale pursuant to which we agreed to file a registration statement with the SEC for the resale of the shares issued and issuable to Hale under the Hale Securities Purchase Agreement.  We filed that registration statement on September 30, 2010.  The registration rights agreement contains penalty provisions in the event that we failed to secure the effectiveness of that registration statement by November 29, 2010, failed to file other registration statements we were required to file under the terms of the registration rights agreement in a timely manner, or if we failed to maintain the effectiveness of any registration statement we were required to file under the terms of the registration rights agreement until the shares issued to Hale were sold or could be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that our company be in compliance with Rule 144 (c)(1).  In the event of any such failure, and in addition to other remedies available to Hale, we agreed to pay Hale as liquidated damages an amount equal to 1% of the purchase price for the shares to be registered in such registration statement.  Such payments were due on the date we failed to comply with our obligation and every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure should have been cured.  The registration statement covering the resale of the shares issued to Hale was never declared effective.  Hale and the Company had agreed to amend the term “Initial Effectiveness Deadline” set forth in Section 1(o) of the Registration Rights Agreement to read in its entirety as follows: “‘Initial Effectiveness Deadline‘ means December 31, 2013.”

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

Merriman Curhan Ford acted as our financial advisor in the transaction, and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 31,152 shares of our common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.

Rights Offering

Under the terms of the Hale Securities Purchase Agreement, we agreed to conduct a rights offering pursuant to which we would distribute at no charge to holders of our common stock non-transferable subscription rights to purchase up to an aggregate 1,038,414 shares of our common stock at a subscription price of $2.889 per share.  Under the terms of the 2010 Notes, we agreed to use the gross proceeds from the rights offering to redeem an aggregate of up to $3.0 million of principle amount of such notes.  To the extent the gross proceeds of the rights offering were less than $3.0 million, we and Hale agreed that Hale would exchange the principal amount to be redeemed (up to $3 million) for shares of our common stock at an exchange price equal to the subscription price of the subscription rights.  We paid Hale an aggregate of $60,000 as consideration for the foregoing.  In addition, we agreed to pay Hale upon completion of the rights offering an amount of cash equal to the accrued and unpaid interest in respect of the principal amount of the senior secured notes redeemed or exchanged for shares of common stock in connection with the rights offering.  As discussed in the following paragraph, the Company subsequently cancelled the rights offering and related obligations.

In August 2011, the independent directors of the Company approved, and the Company and Hale entered into, a settlement agreement, pursuant to which (1) Hale released the Company from any obligation to conduct the rights offering, and (2) the Company released Hale from its "backstop" obligation to convert up to $3.0 million of the 2010 Notes into common stock.  As a result of the amendment, the original principal amount of the 2010 Notes then outstanding remained at approximately $10.5 million, plus interest that was accrued to principal through December 31, 2012.  In addition, under the settlement agreement, Hale granted the Company the right to defer cash payment of the interest on up to $3.0 million of principal (plus associated “PIK Interest”) through June 30, 2012 and to have any such amounts added to principal.  On December 14, 2012 the 2010 Notes were paid in full.

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

Second Amendment to Loan and Security Agreement

On April 11, 2013, Telanetix, Inc., a Delaware corporation (“Telanetix”), entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) by and among itself, its direct and indirect subsidiaries (together with Telanetix, the “Borrowers”), and East West Bank (“East West”), which amended that certain Loan and Security Agreement, dated as of December 14, 2012, by and among the Borrowers and East West, as amended by that certain Amendment to Loan and Security Agreement dated as of January 16, 2013 (the “Loan Agreement”).

The Second Amendment eliminates the requirement of a Borrowing Base for the $1,000,000 line of credit established by East West to the Borrowers under the Loan Agreement (the “Line of Credit”).  Prior to the Second Amendment, the aggregate amount of advances outstanding at any time under the Line of Credit could not exceed the Borrowing Base, which was the lesser of (1) $1,000,000 or (2) 75% of the aggregate of Eligible Accounts, provided, however, prior to East West’s receipt of a satisfactory collateral exam prior to January 31, 2013, the Borrowing Base was limited to the lesser of (1) $300,000 or (2) 75% of the aggregate amount of Eligible Accounts.  “Eligible Accounts” was defined as the Borrowers’ accounts subject to the exceptions detailed in the Loan Agreement.

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2014, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

The Borrowers have not borrowed under the Line of Credit as of the date of the Second Amendment.

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

Results of Operations

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

Revenues, Cost of Revenues and Gross Profit

			Increase(Decrease)
	2013	2012	Dollars	Percent
Three Months Ended March 31:
Revenues	$8,658,063	$7,820,024	$838,039	10.7%
Cost of revenues	3,158,896	3,167,947	(9,051)	(0.3)%
Gross profit	5,499,167	4,652,077	847,090	18.2%
Gross profit percentage	63.5%	59.5%

Net revenues for the three months ended March 31, 2013 were $8.7 million, an increase of $0.8 million, or 10.7% over the same period in 2012.    Net revenues increased in the three months ended March 31, 2013 as a result of increased sales in Digital Phone Service and SIP Trunking Service offset by a decline in our Legacy business.

Cost of revenues for the three months ended March 31, 2013 and March 31, 2012 were $3.2 million, respectively.

Gross profit for the three months ended March 31, 2013 was $5.5 million, an increase of $0.8 million, or 18.2%, over the same period in 2012.   Gross profit percentage was 63.5% for the three months ended March 31, 2013 as compared to 59.5% in the same period in 2012.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2013 were $1.9 million, an increase of $0.2 million or 12.0%, over the same period in 2012.   We anticipate that selling and marketing expenses for fiscal year 2013 will continue to be higher than those incurred in fiscal year 2012 as we increase our advertising expense and sales and marketing headcount in our effort to increase market share and to promote our Digital Phone Service and SIP Trunking product lines.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $2.8 million, an increase of $0.9 million or 46.8%, over the same period in 2012.    The increase for the three months ended March 31, 2013 is primarily a result costs incurred relative to the planned merger agreement.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 31, 2013 and March 31, 2012 were both $0.5 million.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2013 was $0.2 million and increase of $0.1 million over the same period in 2012.

Amortization of Purchased Intangibles

We recorded $0.2 million and $0.6 million of amortization expense in the three months ended March 31, 2013 and 2012, respectively related to the amortization of intangible assets acquired in the AccessLine acquisition.

Operating Loss

Our operating loss for the three months ended March 31, 2013 was $68,100, compared with an operating loss of $191,327 for the three months ended March 31, 2012, a reduction in our quarterly operating loss of $123,250 over the comparable period of a year ago.

Interest Expense

Interest expense was $0.2 and $0.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively.    Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

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

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through March 31, 2013. As of December 31, 2012, we had net operating loss carry forwards (“NOL’s”), net of section 382 limitations, of approximately $8.1 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Net Loss

Our net loss for the three months ended March 31, 2013 was $240,434, compared with a net loss of $858,558 for the three months ended March 31, 2012, a reduction in our quarterly net loss of $618,124 over the comparable period of a year ago.

Liquidity and Capital Resources

At March 31, 2013, we had cash of $1.4 million, accounts receivable of $2.1 million and a working capital deficit of $4.0 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees) and accrued vacation of $0.5 million. The aforementioned items represent $1.5 million of total current liabilities as of March 31, 2013. We do not anticipate being in a positive working capital position in the near future.

However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least April 1, 2014.

In December of 2012, we refinanced the balance of our term debt in connection with our “2010 notes”. The Loan Agreement provided the Company a term loan in the principal amount of $7,500,000 with principal and interest payable on a monthly basis over four years subject to the terms of a Promissory Note by the Company in favor of East West Bank (the "East West Note"). In connection with the East West Note, we entered into a revolving line of credit of up to $1.0 million based on the Company’s eligible accounts receivable.

Net cash used by investing activities during the three months ended March 31 2013 was $0.2 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.6 million during the three months ended March 31, 2013, $0.2 million of which was related to payments on our capital leases and $0.4 million was related to payment on the Loan Agreement.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2012, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through April 1, 2014.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2013	611,623	826,647
2014	474,016	1,061,722
2015	96,554	636,789
2016		74,787
2017		8,922
Total minimum lease payments	$1,182,193	2,608,687
Less amount representing interest		(240,555)
Present value of minimum lease payments		2,368,132
Less current portion		(948,761)
		$1,419,371

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

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	4,351,660
Total payments	$8,851,660

Second Amendment to Loan and Security Agreement

On April 11, 2013, Telanetix, Inc., a Delaware corporation (“Telanetix”), entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) by and among itself, its direct and indirect subsidiaries (together with Telanetix, the “Borrowers”), and East West Bank (“East West”), which amended that certain Loan and Security Agreement, dated as of December 14, 2012, by and among the Borrowers and East West, as amended by that certain Amendment to Loan and Security Agreement dated as of January 16, 2013 (the “Loan Agreement”).

The Second Amendment eliminates the requirement of a Borrowing Base for the $1,000,000 line of credit established by East West to the Borrowers under the Loan Agreement (the “Line of Credit”).  Prior to the Second Amendment, the aggregate amount of advances outstanding at any time under the Line of Credit could not exceed the Borrowing Base, which was the lesser of (1) $1,000,000 or (2) 75% of the aggregate of Eligible Accounts, provided, however, prior to East West’s receipt of a satisfactory collateral exam prior to January 31, 2013, the Borrowing Base was limited to the lesser of (1) $300,000 or (2) 75% of the aggregate amount of Eligible Accounts.  “Eligible Accounts” was defined as the Borrowers’ accounts subject to the exceptions detailed in the Loan Agreement.

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2014, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

The Borrowers have not borrowed under the Line of Credit as of the date of the Second Amendment.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2013, our disclosure controls were effective at that "reasonable assurance" level.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: May 13, 2013	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated July 11, 2011, between Telanetix, Inc. and Paul C. Bogonis (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.2	Confidential Settlement Agreement dated July 8, 2011, between Telanetix, Inc. and J. Paul Quinn (incorporated herein by reference to the registrant's Form 8-K filed on July 14, 2011)
10.3	Letter Agreement dated November 9, 2011 between Telanetix, Inc. and Rob Cain
10.4	Letter Agreement dated February 4, 2011 between Telanetix, Inc. and Rob Cain (incorporated herein by reference to registrant’s Form 8-K filed on February 4, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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