Form 10-Q
period 2013-06-30
Telanetix,Inc
filed 2013-08-16
CIK 1277270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 16, 2013, 5,138,900 shares (post reverse stock split) of the issuer's common stock, par value $0.0001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Telanetix, Inc.

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2013

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

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TELANETIX, INC.
Condensed Consolidated Balance Sheets

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets
Cash	$2,100,270	$1,184,143
Accounts receivable, net	2,677,814	1,679,290
Inventory	38,627	29,935
Prepaid expenses and other current assets	867,742	1,061,086
Total current assets	5,684,453	3,954,454
Property and equipment, net	1,203,613	1,111,314
Goodwill	7,044,864	7,044,864
Purchased intangibles, net	6,818,337	7,198,337
Restricted cash	1,026,402	1,025,000
Other assets	219,240	188,436
Total assets	$21,996,909	$20,522,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,438,519	$1,786,610
Accrued liabilities	2,838,161	2,613,957
Deferred revenue	1,029,051	1,145,983
Current portion of capital lease obligations	965,053	769,717
Current portion of long-term debt	1,500,000	1,500,000
Total current liabilities	8,770,784	7,816,267
Non-current liabilities
Deferred revenue, net of current portion	393,470	167,454
Capital lease obligations, net of current portion	1,196,841	1,184,749
Long-term accounts payable	6,228	14,532
Long-term debt, net of current portion	7,376,660	7,726,660
Total non-current liabilities	8,973,199	9,093,395
Total liabilities	17,743,983	16,909,662
Stockholders' equity (deficit)
Common stock, $.0001 par value; Authorized: 8,000,000 shares; Issued and outstanding 5,138,900 at June 30, 2013 and 5,120,102 at December 31, 2012	514	512
Additional paid in capital	45,177,339	45,109,244
Warrants	—	56,953
Accumulated deficit	(40,924,927)	(41,553,966)
Total stockholders' equity	4,252,926	3,612,743
Total liabilities and stockholders' equity	$21,996,909	$20,522,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TELANETIX, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$9,081,561	$7,861,644	$17,739,624	$15,681,668

Cost of revenues	3,429,668	3,311,487	6,588,564	6,479,434

Gross profit	5,651,893	4,550,157	11,151,060	9,202,234

Operating expenses
Selling and marketing	1,975,631	1,625,866	3,908,611	3,351,190
General and administrative	1,804,237	1,817,640	4,645,834	3,753,903
Research, development and engineering	449,941	507,205	905,414	977,015
Depreciation	153,457	155,160	300,651	317,166
Amortization of purchased intangibles	190,000	550,000	380,000	1,100,000
Total operating expenses	4,573,266	4,655,871	10,140,510	9,499,274

Operating income (loss)	1,078,627	(105,714)	1,010,550	(297,040)

Other income (expense)
Interest income	775	25	1,414	58
Interest expense	(163,754)	(647,292)	(321,056)	(1,307,082)
Total other income (expense)	(162,979)	(647,267)	(319,642)	(1,307,024)

Income (loss) from continuing operations before taxes	915,648	(752,981)	690,908	(1,604,064)

Income tax (expense)	(46,175)	(49,200)	(61,869)	(56,674)

Net income (loss)	$869,473	$(802,181)	$629,039	$(1,660,738)

Net (loss) per share – basic and diluted
Net (loss) per share	$0.17	$(0.17)	$0.12	$(0.34)

Weighted average shares outstanding – basic and diluted	5,137,790	4,820,098	5,128,995	4,820,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELANETIX, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$629,039	$(1,660,738)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for doubtful accounts	(50,809)	18,129
Depreciation	1,184,742	1,263,263
(Gain) loss on disposal of fixed assets		(3,360)
Amortization of deferred financing costs	-	19,116
Amortization of intangible assets	380,000	1,100,000
Stock based compensation	10,125	204,373
Amortization of note discounts	-	843,685
Non-cash interest expense	-	112,505
Changes in assets and liabilities:
Accounts receivable	(947,715)	116,949
Inventory	(8,692)	60,942
Prepaid expenses and other assets	(88,132)	(41,420)
Accounts payable and accrued expenses	867,808	143,723
Deferred revenue	109,084	(30,537)
Net cash provided by operating activities	2,085,450	2,146,630

Cash flows from investing activities:
Purchase of property and equipment	(374,213)	(234,618)
Proceeds from disposal of fixed assets	-	3,620
Net cash used by investing activities	(374,213)	(230,998)

Cash flows from financing activities:
Payments on capital leases	(446,130)	(249,943)
Proceeds from credit facility	400,000	-
Proceeds from exercise of options and warrants	1,020	-
Payments on senior secured financing	(750,000)	(1,200,000)
Net cash used by financing activities	(795,110)	(1,449,943)

Net increase (decrease) in cash	916,127	465,689
Cash at beginning of the period	1,184,143	1,840,265
Cash at end of the period	$2,100,270	$2,305,954

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$61,869	$56,674
Interest paid	100,028	332,174
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$169,990	$229,099

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

2. Basis of Presentation

The accompanying unaudited financial statements, consisting of the consolidated balance sheet as of June 30, 2013, the consolidated statements of operations for the six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense; the valuation of conversion features; and other contingencies.  Management evaluates these estimates on an on-going basis.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2013.

Liquidity:

At June 30, 2013, we had cash of $2.1 million, accounts receivable of $2.7 million and a working capital deficit of $3.0 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees) and accrued vacation of $0.6 million. The aforementioned items represent $1.6 million of total current liabilities as of June 30, 2013. We do not anticipate being in a positive working capital position in the near future.

However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2014.

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

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2013, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

There was $0.4 million outstanding under the Line of Credit as of June 30, 2013.

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

Merriman Curhan Ford acted as the Company's financial advisor in the transaction and was paid a fee of $682,500 in connection with the transaction.  The Company also issued to Merriman Curhan Ford warrants to purchase 31,152 shares of its common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years.  During the quarter ended June 30, 2013, Merriman Curhan Ford exercised the 31,152 warrants.

4. The 2010 Notes

The following summarizes other terms of the 2010 Notes:

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

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	2,650,000
Total payments	$7,150,000

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

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2013, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

There was $0.4 million outstanding under the Line of Credit as of June 30, 2013.

6. Refinancing of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,660 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, or (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

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

  8. Warrants

There were no shares subject to warrants at June 30, 2013 and 36,661 shares subject to warrants at a weighted average exercise price of $22.84 as of June 30, 2012.

During the first six months ended June 30, 2013, 1,400 warrants expired and 31,152 were exercised.

9. Business Risks and Credit Concentration

The Company’s cash is maintained with a limited number of commercial banks, and is invested in the form of demand deposit accounts.  Deposits in these institutions may exceed the amount of FDIC insurance provided on such deposits.

The Company markets its products to resellers and end-users primarily in the United States.  Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.  There can be no assurance that the Company’s credit loss experience will remain at or near historic levels.  Two customers accounted for 34% of gross accounts receivable at June 30, 2013 and 36% at June 30, 2012.

Two customers accounted for more than 10% of the Company’s revenue during the three and six months ended June, 2013 and one customer accounted for 12% of the Company’s revenue during the three months ended June 30, 2012 and 10% during the six months ended June 30, 2012.

The Company relies on primarily one third party network service provider for network services.  If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

10. Commitments and Contingencies

Leases

The Company has non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2013	437,869	554,231
2014	474,016	1,072,814
2015	96,554	636,218
2016		80,333
2017		8,922
Total minimum lease payments	$1,008,439	2,352,518
Less amount representing interest		(190,624)
Present value of minimum lease payments		2,161,894
Less current portion		(965,053)
		$1,196,841

Minimum Third Party Network Service Provider Commitments

The Company has a contract with a third party network service provider that facilitates interconnects with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and is on a month to month basis.  The cancellation terms are month to month.

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

11. Stock Based Compensation

Stock Option Plan

The Company maintains two equity plans: the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”).

The 2005 Plan, which was approved by the Company’s stockholders in August 2006, permits the Company to grant shares of common stock and options to purchase shares of common stock to the Company’s employees for up 66,667 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price that equals the market price of the Company's stock at the date of grant; these option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.  On November 8, 2007, the Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 113,333 shares. On December 11, 2008, the Board of Directors approved an additional amendment to the 2005 Plan to increase the number of shares of common stock available for grant to 206,667 shares.  At June 30, 2013 there were 91,225 options outstanding under the 2005 plan.  The Board of Directors has indicated that it does not intend to make any further option grants under the 2005 Plan.

The 2010 Plan, which was approved by the Company’s stockholders in July 2010, permits the Company to grant options to purchase, and other stock-based awards covering, in the aggregate, 1,189,198 shares of the Company’s common stock to the Company’s employees, directors or consultants.   The Company believes that such awards will aid in recruiting and retaining key employees, directors or consultants and to motivate such employees, directors or consultants to exert their best effort on behalf of the Company.  Option awards are granted in four Tranches with Tranche 1 shares having an option price of $3.00 per share and Tranches 2, 3, and 4 having an option price of $5.778 per share.  Tranche 1 option awards vest fifty percent (50%) of the awarded shares upon Hale receiving cash proceeds in return on its Invested Capital (as defined in the 2010 Plan) in the Company and its subsidiaries which cash proceeds equal no less than one times its Invested Capital  plus a four percent (4%) annual return on such Invested Capital, compounded annually (the “Tranche 1 Return”).  Notwithstanding the foregoing and the failure of Hale to have achieved the Tranche I Return, Tranche 1 shares shall vest with respect to ten percent (10%) of such Tranche 1 shares on each of the first, second, and third anniversaries of the Effective Date, irrespective of whether such Tranche 1 shares were issued as of such dates subject to the Participant’s continued employment in good standing with the Company on each such anniversary.   Tranche 2 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than two times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 2 vesting date.  Tranche 3 option awards vest sixteen and sixty-fifth one hundredths percent (16.65%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than three times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 3 vesting date.  Tranche 4 option awards vest sixteen and sixty seventieth one hundredths percent (16.67%) upon Hale receiving cash proceeds in return on its Invested Capital in the Company and its subsidiaries which cash proceeds equal no less than four times its Invested Capital plus four percent (4%) annual return on such Invested Capital, compounded annually and subject to the Participant’s continued employment in good standing with the Company on the Tranche 4 vesting date.  Option under the 2010 Plan shall be exercisable at such time and upon such terms and conditions as may be determined by the Compensation Committee of the Company’s Board of Directors, but in no event shall an Option be exercisable more than ten years after the date it is granted.

An amendment to the 2010 Plan (the “2010 Plan Amendment”) was approved by the Company’s stockholders and became effective in May 2011.   The 2010 Plan Amendment was adopted in connection with the terms of the Hale Securities Purchase Agreement dated June 30, 2010.  Pursuant to Section 1(e) of the Hale Securities Purchase Agreement the Company agreed to grant shares of common stock to Hale, in the event that the Company received a notice  that it is obligated to pay certain specified contingent liabilities within two years of the closing (a “Contingent Share Issuance”).  The Company received such notice in April 2011, and in accordance with the terms of the Hale Securities Purchase Agreement, the Company issued an aggregate of 225,576 shares of common stock to Hale.  The Hale Securities Purchase Agreement provides that in the event of a Contingent Share Issuance a proportionate adjustment would be made to the number of shares of our common stock reserved under the 2010 Plan.  Based on the Contingent Share Issuance, the Company’s board of directors approved an increase in the number of shares of common stock subject to the 2010 Plan from 1,189,198 to 1,232,121 shares.  In addition the 2010 Plan Amendment provides that the maximum aggregate number of shares available for issuance under the Plan will increase automatically by one share for every four shares issued in any future Contingent Share Issuance up to a maximum of 1,493,333 shares.   During the fourth quarter of 2012 and based on the Contingent Share Issuance, the number of shares increased by 75,001 shares.  At June 30, 2013 there were 1,090,889 options outstanding under the 2010 plan.

A summary of option activity under the 2005 Plan and 2010 Plan as of June 30, 2013 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	1,130,938	$5.51
Granted	51,865	4.39
Exercised	(340)	3.00
Forfeited or expired	(349)	5.73
Outstanding at June 30, 2013	1,182,114	$5.46

The options outstanding and currently exercisable by exercise price at June 30, 2013 are as follows:

			Stock options outstanding			Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price
$3.00	to	4.50	547,819	7.84	$3.00	547,819	7.84	$3.00
$4.50	to	7.50	619,346	7.51	$5.71	73,894	5.01	$5.18
$7.50	to	11.25	9,535	2.62	$7.97	9,535	2.62	$7.97
$191.22	to	262.43	5,414	4.08	$221.91	5,414	4.08	$221.91
			1,182,114	7.61	$5.46	636,662	7.40	$5.19

As of June 30, 2013, 636,662 options were exercisable at an aggregate average exercise price of $5.19.  The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2013 was approximately $2.2 million.

As of June 30, 2013, total compensation cost related to non-vested stock options not yet recognized was $1.4million, which is related to stock options in Tranches 2, 3 and 4 with contingent vesting that will be recognized if, in the future, it is deemed probable that such options will become exercisable.

Valuation and Expense Information

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.  The following table summarizes stock-based compensation expense recorded for the three and six months ended June 30, 2013 and 2012, and its allocation within the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Selling and marketing	$—	$16,204	$—	$32,339
General and administrative	—	59,450	10,102	119,814
Research and development	—	26,260	—	52,220
Total stock-based compensation expense related to employee equity awards	—	101,914	10,102	204,373

Valuation Assumptions:

The Company uses the Black Scholes option pricing model in determining its option expense.    The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2013 was $4.39 per share.  There were no option granted during the three months ended June 30, 2013 and 51,865 options granted during the three months ended March 31, 2013.  There were no options granted during the three and six months ended June 30, 2012 and March 31, 2012.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

12. Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, convertible debentures, stock options, and warrants) are converted or exercised.  The calculation of diluted net income (loss) per share excludes potential common stock equivalents if the effect is anti-dilutive.  The Company's weighted average common shares outstanding for basic and dilutive are the same because the effect of the potential common stock equivalents is anti-dilutive.  The Company has the following dilutive common stock equivalents for the three and six months ended June, 2013 and 2012, which were excluded from the net loss per share calculation because their effect is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock Options	1,182,114	1,131,701	1,182,114	1,131,701
Warrants	—	36,661	—	36,661
Total	1,182,114	1,168,362	1,182,114	1,168,362

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

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by the Company if the Merger has not been consummated by the close of business on October 15, 2013, other than due to the failure of the Company to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $2,000,000 termination fee to Parent under certain limited circumstances.  In addition, the Merger Agreement requires Parent to pay a $5,250,000 termination fee to the Company under certain limited circumstances.

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

On May 8, 2013, Parent, Merger Sub and the Company entered into an amendment (the “Amendment”) to the Merger Agreement to make certain technical clarifications to reflect the original intent of the parties, including that the aggregate merger consideration would be increased by the proceeds of certain warrant and option exercises, if any, occurring between the date of the Merger Agreement and the closing of the Merger.

The Merger Agreement provides that if by August 16, 2013, the condition to Parent’s obligation to close the Merger relating to the receipt of regulatory approvals and assurances has not been satisfied and Parent has obtained  extensions of its financing commitments to October 15, 2013, then the “Company Outside Date” (as defined in the Merger Agreement) would be extended to October 15, 2013.  As of the date hereof, the condition relating to the receipt of regulatory approvals and assurances has not been satisfied, and Parent has obtained financing recommitments in accordance with the terms of the Merger Agreement.  Accordingly, the Company Outside Date is October 15, 2013.

The foregoing descriptions of the terms of the Merger Agreement and Amendment are not complete and are qualified in their entirety by reference to the Merger Agreement and Amendment, copies of which are attached as Exhibit 2.1 to the Current Report on Form 8-K dated January 22, 2013 and Exhibit 2.1 to the Current Report on Form 8-K dated May 8, 2013, respectively, and incorporated herein by reference.  The Merger Agreement and Amendment have been attached to provide investors with information regarding their terms. They are not intended to provide any other factual information about the Company or Parent. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential Disclosure Schedule provided by the Company to Parent in connection with the signing of the Merger Agreement. The confidential Disclosure Schedule contains information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the Company and Parent rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about the Company or Parent.

The Company expects the Merger to close in the second half of 2013.

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

Merriman Curhan Ford acted as our financial advisor in the transaction, and we paid them a fee of $682,500 in connection with the transaction.  We also issued Merriman Curhan Ford warrants to purchase 31,152 shares of our common stock.  The warrants are exercisable at $2.889 per share for a period of 5 years. In the second quarter of 2013, Merriman Curhan Ford exercised their warrants in exchange for 18,459 shares of our common stock.

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

Recent Developments

Our overriding objective is to grow revenue while achieving operating profitability and generating cash from operations.  In the first half of 2013 and 2012 we addressed this objective through the growth in our core voice businesses.

We experienced growth in revenue and gross profit for our AccessLine division in both the first half of 2013 and 2012. We increased revenue during 2013 through, in part, due to increased efficiency in our advertising and also through our success in selling our SIP Trunking Service through direct and agent channels. Our Digital Phone Service continues to grow month over month.  We increased our year-to-date gross profit through our continued progress in optimizing our network configuration.

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

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2013, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

The Borrowers borrowed $0.4 million under the Line of Credit as of June 30, 2013.

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

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by the Company if the Merger has not been consummated by the close of business on October 15, 2013, other than due to the failure of the Company to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $2,000,000 termination fee to Parent under certain limited circumstances.  In addition, the Merger Agreement requires Parent to pay a $5,250,000 termination fee to the Company under certain limited circumstances.

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

On May 8, 2013, Parent, Merger Sub and the Company entered into an amendment (the “Amendment”) to the Merger Agreement to make certain technical clarifications to reflect the original intent of the parties, including that the aggregate merger consideration would be increased by the proceeds of certain warrant and option exercises, if any, occurring between the date of the Merger Agreement and the closing of the Merger.

The Merger Agreement provides that if by August 16, 2013, the condition to Parent’s obligation to close the Merger relating to the receipt of regulatory approvals and assurances has not been satisfied and Parent has obtained  extensions of its financing commitments to October 15, 2013, then the “Company Outside Date” (as defined in the Merger Agreement) would be extended to October 15, 2013.  As of the date hereof, the condition relating to the receipt of regulatory approvals and assurances has not been satisfied, and Parent has obtained financing recommitments in accordance with the terms of the Merger Agreement.  Accordingly, the Company Outside Date is October 15, 2013.

The foregoing descriptions of the terms of the Merger Agreement and Amendment are not complete and are qualified in their entirety by reference to the Merger Agreement and Amendment, copies of which is attached as Exhibit 2.1 the Current Report on Form 8-K dated January 22, 2013 and Exhibit 2.1 to the Current Report on Form 8-K dated May 8, 2013, respectively, and incorporated herein by reference.  The Merger Agreement and Amendment have been attached to provide investors with information regarding their terms. They are not intended to provide any other factual information about the Company or Parent. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential Disclosure Schedule provided by the Company to Parent in connection with the signing of the Merger Agreement. The confidential Disclosure Schedule contains information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the Company and Parent rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about the Company or Parent.

The Company expects the Merger to close in the second half of 2013.

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

Results of Operations

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

Revenues, Cost of Revenues and Gross Profit

			Increase/(Decrease)
	2013	2012	Dollars	Percent
Three Months Ended June 30:
Revenues	$9,081,561	$7,861,644	$1,219,917	15.5%
Cost of revenues	3,429,668	3,311,487	118,181	3.6%
Gross profit	5,651,893	4,550,157	1,101,736	24.2%
Gross profit percentage	62.2%	57.9%

Six Months Ended June 30:
Revenues	$17,739,624	$15,681,668	$2,057,956	13.1%
Cost of revenues	6,588,564	6,479,434	109,130	1.7%
Gross profit	11,151,060	9,202,234	1,948,826	21.2%
Gross profit percentage	62.9%	58.7%

Net revenues for the three months ended June 30, 2012 were $9.1 million, an increase of $1.2 million, or 15.5% over the same period in 2012.  Net revenues for the six months ended June 30, 2012 were $17.7 million, an increase of $2.1million, or 13.1% over the same period in 2012.  Net revenues increased for the three and six months ended June 30, 2013 as a result of increased sales in Digital Phone Service, SIP Trunking Service and High Volume SIP Service offset by the a decline in Individual Services and Legacy business.

Cost of revenues for the three months ended June 30, 2013 were $3.4 million, an increase of $0.1 million, or 3.6%, over the same period in 2012. Cost of revenues for the six months ended June 30, 2012 were $6.6 million, an increase of $0.1 million, or 1.7% over the same period in 2012.  Cost of revenues increased proportionately to our growth in revenues.

Gross profit for the three months ended June 30, 2013 was $5.7 million, an increase of $1.1 million, or 24.2%, over the same period in 2012.  Gross profit for the six months ended June 30, 2013 was $11.2 million, an increase $1.9 million, or 21.2% over the same period in 2012.  Gross profit percentage was 62.9% for the six months ended June 30, 2013 as compared to 58.7% in the same period in 2012.

  Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2013 were $2.0 million, an increase of $0.4 million or 21.5%, over the same period in 2012.  Selling and marketing expenses for the six months ended June 30, 2013 were $3.9 million, an increase of $0.6 million or 16.6%, over the same period in 2012.  We anticipate that selling and marketing expenses for fiscal year 2013 will be higher than those incurred in fiscal year 2012 as we look to increase our advertising expense in our effort to increase market share and to promote our Digital Phone Service, SIP Trunking Service, and Individualized Services product lines.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $1.8 million, a decrease of less than $0.1 million or less than 1.0%, over the same period in 2012.  General and administrative expenses for the six months ended June 30, 2013 were $4.6 million. an increase of $0.9 million or 23.7% over the same period in 2012.  The increase was related to transaction related costs.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the both the three months ended June 30, 2013 and June 30, 2012 were $0.5 million.  Research, development and engineering expenses for the six months ended June 30, 2013 and June 30, 2012 were $0.9 million and $1.0 million, respectively.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2013 and June 30, 2012 was $0.2 million.  Depreciation for the six months ended June 30,2013and June 30, 2012 was $0.3 million.

Amortization of Purchased Intangibles

We recorded $0.2 million of amortization expense in the three months ended June 30, 2013 a decrease of $0.4 million or 65% over the same period in 2012.  We recorded $0.4 million of amortization expense in the six months ended June 30, 2013, a decrease of $0.7 million or 65% over the same period in 2012 related to the amortization of intangible assets acquired in the AccessLine acquisition.

Interest Expense

Interest expense was $0.2 and $0.6 million for the three months ended June 30, 2013 and 2012 respectively.  Interest expense was $0.3 and $1.3 million for the six months ended June 30, 2013 and 2012 respectively.  Interest expense includes stated interest, amortization of note discounts, amortization of deferred financing costs, and interest on capital leases.

Provision for Income Taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through June 30, 2013. As of December 31, 2012, we had net operating loss carry forwards (“NOL’s”), net of Section 382 limitations, of approximately $8.1 million, some of which, if not utilized, will begin expiring in the current year. Our ability to utilize the NOL carry forwards is dependent upon generating taxable income.  We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Net Income (Loss)

Our net income for the three months ended June 30, 2013 was $869,473, compared with a net loss of $802,181 for the three months ended June 30, 2012, an increase in our quarterly net income of $1.7 million over the comparable period of a year ago.  Our net income for the six months ended June 30, 2013 was $629,039, compared with a net loss of $1.66 million, an increase in our year to date net income of $2.3 million over the comparable period a year ago.

Liquidity and Capital Resources

At June 30, 2013, we had cash of $2.1 million, accounts receivable of $2.7 million and a working capital deficit of $3.0 million. However, current liabilities include certain items that will likely settle without future cash payments or otherwise not require significant expenditures by the Company including: deferred revenue of $1.0 million (primarily deferred up front customer activation fees) and accrued vacation of $0.6 million. The aforementioned items represent $1.6 million of total current liabilities as of June 30, 2013. We do not anticipate being in a positive working capital position in the near future.

However, based on our projected 2013 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least July 1, 2014.

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

Net cash used by investing activities during the six months ended June 30, 2013 was $0.4 million, which consisted primarily of purchases of property and equipment.

Net cash used by financing activities was $0.8 million during the six months ended June 30, 2013, $0.4 million of which was related to payments on our capital leases, $0.8 million was related to payment on the Loan Agreement, and $0.4 million was provided through the revolving line of credit.

If we can continue to generate revenue and gross profit in our Digital Phone Service and SIP Trunking Service products consistent with our growth in 2012, and we continue to maintain control of our variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through July 1, 2014.

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

Commitments and Contingencies

Leases

We have non-cancelable operating and capital leases for corporate facilities and equipment.

Future minimum rental payments required under non-cancelable operating and capital leases are as follows:

	Operating Leases	Capital Leases

2013	$437,869	$554,231
2014	474,016	1,072,814
2015	96,554	636,218
2016		80,333
2017		8,922
Total minimum lease payments	$1,008,439	$2,352,518
Less amount representing interest		(190,624)
Present value of minimum lease payments		2,161,894
Less current portion		(965,053)
		$1,196,841

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

Aggregate annual principal payments of long-term debt for the period ending December 31:

Loan Agreement
2013	$1,500,000
2014	1,500,000
2015	1,500,000
2016	2,650,000
Total payments	$7,150,000

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

In addition, the Second Amendment provides that, beginning on December 1 of each year starting with 2013, the Borrowers will be required to repay all advances to the Borrowers under the Line of Credit and to maintain a balance of zero dollars for 30 consecutive days.

There was $0.4 million outstanding under the Line of Credit as of June 30, 2013.

Repayment of Note Obligations

On December 14, 2012, using proceeds of the term loan evidenced by the Loan Agreement and East West Note, Senior Secured Notes of Telanetix (and guaranteed by the other Borrowers) respectively in favor of HCP-TELA, LLC ("HCP"), EREF-TELA, LLC ("EREF"), and CBG-TELA, LLC ("CBG") (collectively, the "Lenders") in the original aggregate principal amount of $10,500,000 (collectively, the "2010 Notes") purchased by the Lenders pursuant to that certain Securities Purchase Agreement, dated as of June 30, 2010, by and among Telanetix and the Lenders, were paid in full.  In connection with the payment in full of the 2010 Notes, which contractually were not prepayable, an Event of Default Redemption Price (as defined in each 2010 Note) was required to be paid.  Accordingly, on December 14, 2012, the Borrowers executed and delivered Subordinated Promissory Notes to the Lenders in the aggregate original principal amount of $1,726,660 (collectively, the "Subordinated Notes").  The unpaid balance of the Subordinated Notes accrues interest at the Applicable Interest Rate.  The principal and all accrued and unpaid interest under the Subordinated Notes are to be paid on the earliest of (a) June 14, 2017, (b) the date of the acceleration of the Subordinated Notes in accordance with the terms of the Subordinated Notes, or (c) the date of the payment in full of all obligations under the East West Note.  The obligations of the Borrowers under the Subordinated Notes are secured by security interests in substantially all of the Borrowers' assets, with HCP serving as collateral agent for the Lenders, which were granted pursuant to a Security Agreement dated December 14, 2012 between the Borrowers and HCP, as collateral agent for the Lenders (the "Security Agreement").  The Security Agreement contains many of the same affirmative and negative covenants as the Loan Agreement, but does not contain any financial covenants.

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

Minimum Third Party Network Service Provider Commitments

We have a contract with a third party network service provider that facilitates interconnectivity with a number of third party network service providers.  The contract contains a minimum usage guarantee of $0.2 million per monthly billing cycle and expires is on a month to month basis.    The cancellation terms are month to month.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2013, our disclosure controls were effective at that "reasonable assurance" level.

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

TELANETIX, INC.
/s/ Paul C. Bogonis
Date: August 16, 2013	Paul C. Bogonis, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Amendment, dated as of May 8, 2013, to Agreement and Plan of Merger, dated as of January 18, 2013, by and among the Company, Intermedia Holdings, Inc. and Sierra Merger Sub Co. (incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K filed May 8, 2013).

10.1
Second Amendment to Loan and Security Agreement, dated as of April 11, 2013, by and among the Company, Telanetix, Inc., a California corporation, AccessLine Holdings, Inc. and AccessLine Communications Corporation and East West Bank (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed April 15, 2013).

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